Form 10KSB
period 1996-03-31
AMERICAN TOYS INC
filed 1996-08-01
CIK 912083

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-24742

                               AMERICAN TOYS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                     13-3704059
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

                 448 West 16th Street, New York, New York 10011
               (Address of principal executive offices) (Zip Code)

                                 (212) 391-2272
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
          Title of each class          Name of each exchange on which registered
                                      NONE

                 Securities registered pursuant to Section 12(g)
                                  of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

                         Common Stock Purchase Warrants
                                (Title of Class)

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The Registrant's revenues for its fiscal year ended March 31, 1996 were $21,230,853.

     The aggregate market value of the voting stock on July 23, 1996 (consisting of Common Stock, par value $.01 per share) held by non-affiliates was approximately $2,168,596, based upon the average bid and asked prices for such Common Stock on said date ($4.94), as reported by a market maker. On such date, there were 5,000,000 shares of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     American Toys, Inc. (the "Company") is a Delaware corporation which was organized in February 1993 for the purpose of acquiring 90% of the issued and outstanding common stock and 100% of the shares of a newly created Series C Preferred Stock of Play Co. Toys & Entertainment Corp. ("Playco"), a California based retailer of children and adult toys.

Reverse Stock Split

     The Company held a special meeting of its stockholders on May 31, 1996, at which meeting the stockholders approved a 1 for 4 reverse stock split of its outstanding shares of Common Stock, reducing its issued and outstanding shares of Common Stock from 3,575,980 shares to 893,995 shares. The record date for the purpose of calculating the reverse-split was April 17, 1996.

Spin-off of Play Co. Toys & Entertainment Corp.

     In June 1996, the Company's Board of Directors, pursuant to the consent of the majority stockholder of Company, which at such time was Mister Jay Fashions International, Inc. ("Mr. Jay"), authorized the spin-off (the "Spin-off Distribution") of the shares of common stock of Playco owned by the Company. The record date for stockholders of the Company to receive the distribution of the shares of Playco is August 15, 1996. Presently, the Company owns 2,548,930 shares or approximately 66% of the outstanding shares of common stock of Playco. In addition, Company, as majority stockholder of Playco has authorized the conversion of its Series D Preferred Stock owned by the Company to be converted into 1,157,028 shares of Playco's common stock, based on the average closing bid price ($1.21) of Playco's shares for the period from March 1, 1996 to May 31, 1996. Initially, Playco was indebted to the Company in the amount of $1,400,000, which was converted into one share of Playco's Series D Preferred Stock, which share gave the Company a preferential voting right to vote to elect the majority of the board of directors of Playco. On July 19, 1996, Playco mailed an information statement and annual report to the stockholders of Playco describing the conversion and certain amendments to Playco's Certificate of Incorporation, which action is scheduled to take place on August 9, 1996.

     On June 20, 1996, the Company, as majority stockholder of Playco, executed a written consent authorizing Playco to amend its Certificate of Incorporation, to (i) amend the rights and preferences of the Series D Preferred Stock to provide that it shall be convertible into 1,157,028 shares of Playco's Common Stock and (ii) amend Playco's Series E Preferred Stock to designate two separate classes, of which 10,000,000 shares shall be designated the "Series E Class I Preferred Stock," which shares shall be convertible at any time into 20 shares of Playco's Common Stock, and 10,000,000 shares of which shall be designated the "Series E Class II Preferred Stock," which shares will be convertible at the option of the holder, commencing two years from issuance, into 20 shares of Playco's Common Stock. The shares of the Series E Preferred Stock purchased by Europe American Capital Corp. ("EACC") shall be designated as Series E Class I Preferred Stock.

     Upon the conversion of the Series D Preferred Stock the Company would own 3,705,958 shares of Playco's common stock. The record date for the stockholders entitled to the distribution is August 15, 1996, and the distribution is expected to be sent to stockholders on August 30, 1996. As of August 15, 1996, the Company expects that there will be 7,850,000 shares of Common Stock outstanding. This anticipates (i) the consummation of the Labyrinth Agreement (See "-- Acquisition of Labyrinth Communications Technologies Group, Inc. and Mantra Technologies, Inc.") and the issuance of 2,250,000 shares of Common Stock to Dr. Oliver Hilsenrath and (ii) 600,000 shares of Common Stock issuable pursuant to the private placement (See "--Private Placement"). Only the holders of approximately 2,494,000 shares will be eligible for the distribution, which includes (i) 893,995 shares which were outstanding after the 1 for 4 reverse stock split, (ii) 600,000 shares to be issued in the Private Placement, assuming the consummation thereof, and (iii) 1,000,000 shares issued to Ilan Arbel in June 1996 upon the exercise of an option granted pursuant to his employment agreement. The Spin-off Distribution shall not include the 3,106,005 shares issued to European Ventures Corp. ("EVC") in June 1996 (See "-- Acquisition of shares of Multimedia Concepts International, Inc. and Video On-Line USA, Inc.) or the 2,250,000 shares issuable to Dr. Oliver Hilsenrath upon the consummation of Labyrinth Agreement. Assuming the conversion of the Series D Preferred Stock the Company shall own 3,705,958 shares of Playco's common stock, which shall be distributed at the rate of approximately 1.49 shares for each share of Common Stock of the Company owned.

Acquisition of shares of Multimedia Concepts International, Inc. and Video On-Line USA, Inc.

     In June 1996, EVC, a British Virgin Island corporation, of which Moses Mika is the sole officer, director and stockholder, acquired 3,106,005 shares of the Company's Common Stock in exchange for 400,000 shares of common stock of Multimedia Concepts International, Inc., a Delaware corporation ("Media"), which shares are quoted on the Nasdaq SmallCap Stock Market. EVC had the right to either pay $1,800,000 for the shares or transfer 400,000 shares of Media to the Company. Mr. Mika is the father of Ilan Arbel, the president and Chief Executive Officer of the Company and a director of Media. The shares of Common Stock issued to EVC will not be eligible to receive the Spin-off Distribution. In May 1996, Media acquired 51% of the outstanding shares of common stock of Video On-Line USA, Inc. ("Video"). Video was formed by EVC, which company retained 49% of the outstanding shares of Video, with Media owning the balance. In June 1996, EVC exchanged all of its shares of Video for a five year options to purchase 3,000,000 shares of the Common Stock at an exercise price of $2.00 per share and 100,000 shares at an exercise price of $2.50.

Acquisition of Labyrinth Communications Technologies Group, Inc. ("Labyrinth") and Mantra Technologies, Inc. ("Mantra")

     Labyrinth Communications Technologies Group, Inc., a Delaware corporation ("Labyrinth"), was formed by Dr. Oliver Hilsenrath on June 17, 1996. The Company entered into a stock purchase agreement with Labyrinth (the "Labyrinth Agreement"), whereby the Company has agreed to acquire 51% of the outstanding shares of common stock of Labyrinth. Pursuant to the terms of the Labyrinth

Agreement, the Company will purchase 200,000 shares of Labyrinth's common stock or 20% of the outstanding shares for $2,000,000 and shall exchange 2,250,000 shares of Common Stock for 310,000 shares of Labyrinth's common stock from Dr. Oliver Hilsenrath, the sole officer and director of Labyrinth. Upon consummation of this agreement Dr. Oliver Hilsenrath, the founder of both Labyrinth and Mantra, will become the president, Chief Executive Officer and a director of the Company. In addition, the Company has entered into a stock purchase agreement with Mantra (the "Mantra Agreement"), to acquire 51% of the outstanding shares of Mantra for $500,000, with the right to acquire the remaining 49% of the outstanding shares in exchange for an aggregate of 1,000,000 shares of the Company's Common Stock. The Company shall be issued an option by the stockholders of Mantra upon the consummation of the acquisition, which option may be initially exercised only in the event that the closing bid price of the Common Stock for the period of 30 consecutive trading days prior to the date of exercise shall have been at least $5.00.

Private Placement

     In July 1996, the Company commenced a private placement (the "Private Placement") of its securities. The Company is offering 600,000 shares at a purchase price of $2.50 per share. The proceeds of the offering shall be used for the acquisitions of Labyrinth and Mantra.

Business of Labyrinth

     Labyrinth was formed for the purpose of continuing the research and development commenced by Dr. Oliver Hilsenrath in the field of wireless communications. Labyrinth is in its development stages, primarily focusing on the raising of capital to continue its research and development. Labyrinth's goal is to identify, develop, manufacture and market specialized products that augment and improve existing and emerging wireless communications services. Labyrinth's business plan is to hire a team of experts in the field of wireless communications and to continue the research and development of the technology commenced by Dr. Oliver Hilsenrath. In the aggregate, through subscriptions and the investment by the Company, Labyrinth anticipates raising an aggregate of approximately $2,948,000.

     Labyrinth anticipates that the research and development stage of its technology will continue for at least an additional 12 months, prior to testing any potential products, which Labyrinth estimates will take an additional 6 - 9 months. Therefore, Labyrinth does not anticipate receiving any revenues from operations for at least 18 months. The funds raised by Labyrinth will be used for general corporate purposes including salaries, fees and expenses as well as for developing prototypes and eventually the initial marketing of Labyrinth's product lines. Labyrinth anticipates that it will need additional funds in the future, however, there can be no assurances that if additional funds are available, such funds will be available on acceptable terms. There can be no assurances that Labyrinth will meet its timetable with respect to the development of the technology or any product line, if developed, or of its ability to obtain a carrier to test its products if developed.

Research and Development

     Labyrinth is currently in the process of developing a product called the "Flybeam". The Flybeam is an innovative attachment to the current wireless radio/antenna used by wireless communications base stations, which objectively, through computerized programming, provides for the flexibility of allocating channels geographically by consumer demand. The Flybeam, combined with the hardware already in place at the base station, would allow the radio/antenna base station to use its channels to their optimum efficiency by redirecting channels with low customer usage to those with higher usage requirements. The technology will enable the radio/antenna to continuously scan for requests for service and detect from which direction a call is being made. Upon recognizing where the calls are coming from, it then would allocate the number of channels necessary to handle the volume of calls from such area.

     Labyrinth is also developing technologies to replace the current antennas with electronically steered antennas which would achieve greater partitioning of cells, allowing for potentially higher efficiency and less interference.

Industry Overview

     The wireless communications industry has seen significant increased demand for such services over the past few years. Carriers are seeking ways to enhance the capabilities of the infrastructure of which they have built and invested greatly. These factors are promoting the entire wireless equipment market (companies such as Ericson, Motorola, Nokia, Northern Telecom, AT&T, etc.) into supplying more infrastructure for service providers (companies such as Bell Atlantic, Cellular One, Nextel, Mercury 1-to-1, Nynex, etc.). A new emerging industry being developed is geared toward producing products, which improve the efficiency and utilization of the existing wireless communications infrastructure to support more customers. Companies competing in this industry include Arraycomm, Matra and Hazeltine. The goal is to enable more capacity and revenues to an existing carrier without an extensive investment required and which can be implemented in a timely fashion.

Business of Mantra

     Mantra is a development stage company formed by Dr. Oliver Hilsenrath. Mantra is developing a software package which operates in the background of your computer. The software acquaints itself with the user and probes the World Wide Web gathering items which correlate to the users personality/profile and business, which service optimizes your search time and use of the Web. This product is presently being developed.

Business of Playco

     Playco was founded in 1974, with one store in Escondido, California by its founders Thomas Davidson and Richard Brady. Since its commencement of operations, it has grown to seventeen stores located across the Los Angeles, Orange, San Diego, Riverside and San Bernadino Counties of California. Playco's stores average approximately 10,000 square feet in size and are located in strip shopping centers and are serviced from a central 64,000 square foot distribution facility. Playco is a retailer of children's and adult toys, games, and hobby products. On the average, Playco's stores offer over 15,000 items for sale, including a wide selection of educational and specialty toys.

     Playco is a Delaware Corporation which was originally incorporated in the State of California in 1974, but changed its domicile to the State of Delaware on June 14, 1994. In connection with such change of domicile to Delaware, each share of Playco's common stock was exchanged for 50 shares of common stock of Playco (Delaware). Such transaction is hereinafter referred to as the "Delaware Reorganization" and all reference herein to shares of Playco's common stock outstanding or per share information takes into account such transaction unless otherwise noted.

1996 Annual Meeting of Playco

     On May 3, 1996, Playco held an annual meeting, at which time its stockholders approved (i) the election of three persons nominated by the Board of Directors as Directors, (ii) the authorization of an amendment to Playco's Certificate of Incorporation to effect a change of the name of Playco from Play Co. Toys to Play Co. Toys & Entertainment Corp., (iii) the authorization of an amendment to Playco's Certificate of Incorporation to authorize one share of Preferred Stock, par value $.01 per share, as the "Series D Preferred Stock" and
(iv) the authorization of an amendment to Playco's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 410,000,000 shares and to authorize 20,000,000 shares of Preferred Stock, par value $.01 per share, as the "Series E Preferred Stock". All proposals were adopted by the stockholders and an amendment to Playco's Certificate of Incorporation filed with the State of Delaware. The certificate of amendment as filed, amended the name of Playco, authorized a share of Series D Preferred Stock, authorized 1,000,000 shares of the Series E Preferred Stock and increased the authorized shares of Common Stock to 30,000,000. As shares of the Series E Preferred Stock are issued, additional shares may be authorized from time to time.

Public Offering

     Playco, on November 9, 1994, consummated a public offering of 784,950 units (including the purchase of 84,750 units upon the exercise of the underwriter's over-allotment), each unit comprising one share of Common Stock and one Redeemable Common Stock Purchase Warrant to purchase one share of Common Stock, at a purchase price of $5.00 per unit, through Hanover Sterling & Company, Ltd. ("Hanover"). Playco received net proceeds of $2,895,614 from the offering. The proceeds from Playco's offering have been apportioned as follows (i) $450,000 was paid to the Company in order to decrease the loan from the Company from $1,700,000 to $1,250,000, (ii) approximately $225,000 was used to redeem 224,708 shares of the Series B  Preferred  Stock  owned by Messrs.  Davidson  and Brady,
(iii) approximately $350,000 was used for the costs associated with the opening of a new store in Whittier, California and the balance was used for Playco's working capital needs.

     Hanover Sterling & Co., Ltd. ("Hanover"), the underwriter of Playco's and the Company's public offerings, was a dominant influence in the market for Playco's and the Company's securities until February 1995. In February 1995, the National Association of Securities Dealers, Inc. (the "NASD") halted Hanover's market making operations due to Hanover's inability to meet the NASD's net capital requirements, which requires a broker/dealer to maintain certain levels of cash and other liquid assets in order to meet its obligations. Hanover ceased all operations immediately after losing its market making ability. It is believed by the Company and Playco that the securities Hanover was making a market in were being shorted by a group of other brokerage houses, which caused a decrease in Hanover's capital which inevitably lead to its loss of market making activities. The market for the Company and Playco's securities have been significantly affected and may continue to be affected by the loss of Hanover's participation in the market. The loss of Hanover's market making activities of the Company's and Playco's securities has decreased significantly the liquidity of an investment in such securities. Since Hanover was the Underwriter of Mr Jay's public offering, the majority shareholder of the Company, Mr. Jay, has seen the same decrease in the market for their securities as well as a decrease in the liquidity of an investment in such securities. Upon Hanover ceasing operations, its clearing firm, Adler Coleman, filed for bankruptcy protection and all client accounts of Hanover were frozen while SIPC, the insurance agency for Adler Coleman, sorted out all transactions. As of the date hereof, all trades transacted during the last two weeks of Hanover's operations are still being reviewed and such accounts still frozen.

Refocus of Corporate Strategy

     Playco has recognized that there is a growing demand for educational toys and entertainment. Playco has identified several small chains that have embarked into the educational/entertainment marketplace. While these store's operations will be used as role models for Playco's future direction and growth plans, Playco feels the unfulfilled need in the marketplace is a retail outlet that offers a combination of the traditional name-brand, quality promotional toy items as well as educational toy offerings. Playco will be designing future locations, as well as redesigning certain of its existing locations, to include educational toys and interactive facilities within the stores.

     Playco is in the process of remodeling its Orange store to this new format. It has plans to remodel two additional stores before year end 1996. Currently, Playco is in lease negotiations for two additional sites to be opened in the fall of 1996 under this new concept. The goal is to have five stores operating under the new concept by year end 1996 and, through remodel and new store openings, a total of thirteen by fiscal year end March 1998.

     Playco is converting its Rialto location to an off price clearance center. Playco feels that this under-performing location is demographically better suited for this concept. Fewer markdowns should and will be taken at the other locations as slower moving inventory will be transferred to the Rialto location for faster turnover.

     Traditionally, Playco's merchandising strategy was to offer what it perceived to be an alternative, less intimidating environment than Toys R Us. In particular, Playco stocks all of its items at eye level (as opposed to other stores which stocks many items vertically), provides clerks to assist customers and has a general policy of treating its customers with courtesy and respect. Though Playco's focus as to its product lines may change, Playco will continue to offer these services.

     Though Playco is seeking to refocus its product lines and strategies for the future, until its new strategy is tested, the majority of its stores will continue to offer a broad in-stock selection of products at competitive prices with an emphasis on customer service. Playco generally prices its items to be competitive with Toys R Us, using Toys R Us prices as a guideline. Such pricing adversely affected Playco's profits in fiscal 1994 and may continue to do so in the future. While Playco does not stock the depth or breadth of selection of toys as Toys R Us, it does strive to stock all basic categories of toys, as well as all television promoted items. Playco also has a special order program for many items and offers this service free to its' customers. Playco estimates it carries 50% of the toy items carried by Toys R Us and that Toys R Us carries only 25% of the hobby items carried by Playco. Playco does not compete with Toys R Us in the juvenile products or clothing category.

     Playco caters to value-conscious consumers who are attracted by the brand name and quality merchandise offered by Playco at prices lower than original retail prices. Playco offers its customers a competitive refund policy, duplicate exchange policy and price matching as additional incentives to shop at Playco's stores.

     Playco's competitive refund policy is posted in each store and provides full refunds to customers who return goods purchased at Playco, provided such returns are accompanied by a receipt, original carton and all component parts (with the exception of video games, which may only be returned for a refund if unopened, or exchanged if opened). Playco will give a cash refund to customers without a receipt under the same conditions as customers returning goods with a receipt (although it will first offer a store credit), provided that Playco stocks such goods, the customer fills out a store form and the customer has identification.

     Playco's duplicate exchange policy is posted in each store and provides that each store will exchange any item stocked by Playco with another item of equal or greater value, provided that the customer pays the difference in value for a more expensive item.

     Playco's price matching policy is posted in each store and provides that each store will send the customer a rebate for the difference between Playco store price of an item and the advertised price of the same item, provided that the customer brings to the store a copy of the advertisement with the lower price and that the customer purchases the item at the regular price.

Wholesale Operations

     In June 1994, Playco began selling toy and hobby items on a wholesale basis to military bases located in southern California. Playco presently sells toys and hobby items on a wholesale basis to the following military bases: Camp Pendleton Marine Corp. Recruit Depot; Miramar Naval Base; Marine Base, Barstow, California; Marine Corp. Air Station, El Toro, California; Marine Corp. Air Station at Yuma, Arizona and 29 Palms Marine Base in 29 Palms, California. Playco has agreements with four of six military bases to which it sells. These agreements provide that Playco sell to such purchasers those items which are requested, on a wholesale basis and to give credits for those items which are not sold. Though the gross profit on selling wholesale is low, the costs to sell wholesale are minimal to Playco since it already has inventory, trucks, and warehouse space. Playco intends to attempt to expand its sales through additional wholesale sales of toy and hobby items to additional military bases, although there can be no assurance that it will be successful selling such items on a wholesale basis or in expanding its wholesale sales from present levels. The plan to increase wholesale sales is intended to augment Playco's retail operation. Wholesale sales to military bases totalled approximately $911,400, or 4%, of sales for the year ended March 31, 1996 as compared to sales of approximately $801,300, or 3%, of sales for the year ended March 31, 1995. Playco anticipates similar sales revenues for the fiscal year ending March 31, 1997.

     In March 1995, Playco entered into a joint venture agreement with an individual, who is not an officer, director, associate or affiliate of Playco, whereby Playco became the 40% owner of a limited liability company managed by Thomas Davidson and such joint venture partner, called "Asher Playco, LLC.", doing business under the name Retail Source Distributing. In January 1996, this joint-venture agreement was terminated.

Plans for Expansion

     Prior to fiscal 1994, Playco generated all of its revenues from the retail sale of toy and hobby items through its retail locations. Starting in June 1993, Playco has sought to expand its operations to sell toys on a wholesale basis and to sell toys under its own name. In order to try and be profitable, Playco has adopted a policy of closing non-profitable store locations and only opening store locations which meet its site evaluation model. Although the southern California economy has been depressed in recent years, management believes that it can nonetheless open stores which can operate profitably, by opening new stores pursuant to its site evaluation model and to replace non-producing stores with new units. However, there can be no assurance that management is correct in such belief. Playco is currently seeking additional financing in order for it to expand its operations to include 35 locations within the next two years, using its site evaluation model. Playco estimates that the costs of such expansion will be approximately $5,000,000. Playco has not entered into any agreements to obtain such financing and there can be no assurance that such financing will be available to Playco or if available on terms acceptable to Playco. See "Description of Business - Merchandising Strategy."

Products

     Playco carries most major brand name toy and hobby products. Playco sells children's and adult toys, games, bicycles and other wheel goods, sporting goods, puzzles, Nintendo and Sega electronic game systems and cartridges for such game systems, cassettes and books. It offers over 15,000 items for sale, including a wide selection of educational and specialty toys and a full line of over 5,000 hobby items, such as radio controlled cars, boats, airplanes and helicopters and other wood and plastic modeling kits.

     All shipments to stores are made by Playco owned or leased vehicles. Each store employs a store manager, an assistant manager and between 15 to 25 full and part-time other employees. Each of Playco's store managers reports to Playco's director of operations and director of merchandising who in turn report directly to Playco's executive officers.

     Playco has recognized that there is a growing demand for educational toys and entertainment. Playco has identified several small chains that have embarked into the educational/entertainment marketplace. While these store's operations will be used as role models for Playco's future direction and growth plans, Playco feels the unfulfilled need in the marketplace is a retail outlet that offers a combination of the traditional name-brand, quality promotional toy items as well as educational toy offerings. Playco will be designing future locations, as well as redesigning certain of its existing locations, to include educational toys and interactive facilities within the stores.

     Playco is in the process of remodeling its Orange store to this new format. It has plans to remodel two additional stores before year end 1996. Currently, Playco is in lease negotiations for two additional sites to be opened in the fall of 1996 under this new concept. The goal is to have five stores operating under the new concept by year end 1996 and, through remodel and new store openings, a total of thirteen by fiscal year end March 1998.

Inventory

     Playco purchases approximately 95% of its product directly from manufacturers and ships the product to its stores from its distribution center. Inventory and shipment of product is monitored by a computerized point-of-sale system (the "System"). The System was installed during fiscal 1990 and 1991 at a cost of approximately $1,000,000. The System is a sophisticated point-of-sale scanning, inventory control, purchasing and warehouse system. The System allows each store manager to monitor sales activity and inventory at each store.

     The System monitors sales at all store locations and automatically notifies the warehouse and shipping department each time stock of a particular item is low or out, depending upon the item and the instructions programmed into the System. Stores are generally restocked with product on a weekly basis, although certain stores and certain items may be restocked at different intervals. In addition, restocking of product is generally increased during the fourth quarter holiday season, with some stores and some items being restocked on a daily basis during such period.

Seasonality

     Playco's business is highly seasonal, with the majority of its sales and profits being generated in the fourth quarter of the calendar year, particularly during the November and December holiday season. After the introduction of educational products described herein, Playco anticipates that majority of its sales will continue to be generated in the fourth quarter of the calendar year, particularly in November and December. However, Playco anticipates that sales in the remaining three quarters will increase as a result of the new productline, however, there can be no assurances that Playco is correct in such opinion.

Research and Development

     Playco utilizes a site evaluation model based upon demographics for site selection in opening new store locations. The site evaluation model was originally developed in 1990 by National Decision Systems, Encinitas, California, at a cost to Playco of approximately $10,000. The site evaluation model is based upon approximately 400 census variables which were originally derived from the variables surrounding Playco's then existing 18 stores. Whenever Playco contemplates opening a new store location, it compares the demographic variables of the contemplated location against those of its model. Positive factors and negative factors are given certain ratings and a score is derived from such ratings. The strength of the score guides management of Playco as to whether or not to proceed with the contemplated store location.

     Demographic variables which are examined by the site evaluation model include the income level, number of children per household, age groups of such children, number of wage earners per household, proximity of a Toys R Us store and the percentage of home ownership within a one, three and five mile radius of the contemplated store location.

     Typically, if a Toys R Us store is located within a proximity of three (3) miles to the contemplated store location, such location is immediately deemed undesirable. Although management of Playco is of the opinion that its policy of not opening new stores within a three mile radius of a Toys R Us store will not limit its potential store locations, there can be no assurance that it is correct in such opinion. Playco management's opinion is based on its understanding of Toys R Us' policy of generally not opening a new Toys R Us store within a ten mile radius of an existing Toys R Us location. Such policy has generally allowed Playco to open a new store in between Toys R Us locations, with the knowledge that a new Toys R Us store will in all likelihood not be opened within a three (3) mile radius of the new Playco store, which is consistent with the parameters of its site evaluation model.

     Playco management is of the opinion that the site evaluation model significantly increases the probability that a new store location will be successful, although there can be no assurance that Playco management is correct in such opinion.

Manufacturing of TKO Products

     On May 27, 1994, Playco entered into a joint venture agreement with Laiko International Co., Inc. for the distribution of Playco's TKO product line items. Terms of agreement provide for Playco to provide the product and the joint venture partner to provide the wrapping of the products whereby both companies would share in the profits from the distribution of the TKO product line. Joint venture net profits as defined in the agreement are allocated whereby the first $1,750,000 in gross sales went allocated 75% to Playco and 25% to the joint venture partner. Net profits on gross sales in excess of $1,750,000 went 60% to Playco and 40% to the joint venture partner.

     As of March 31, 1995, Playco and the joint venture partner mutually agreed to terminate the agreement. Total joint venture net profits earned by Playco during the year ended March 31, 1995 totaled $81,345.

     During the year ended March 31, 1994, Playco began the wholesale distribution of its TKO product line items, which comprised products associated with the milk bottle cap game. Wholesale sales of TKO items for the year ended March 31, 1995 were approximated $2.8 million. At March 31, 1995, Playco had accounts receivable from wholesale sales of TKO items totalling $622,100.

     During the year ended March 31, 1996, demand for TKO products declined substantially, such that Playco's wholesale sales totalled approximately $569,000. Accounts receivable from wholesale sales at March 31, 1996 totalled $35,273.

     The milk cap game fad has lost much of its popularity since its introduction to Southern California in 1994. Accordingly, management believes that the milk bottle cap game pieces and accessories sold under Playco's TKO trademark are approaching the end of their product life cycle.

Trademarks

     Playco has received a federal registration for the trademark "Play Co. Toys", which trademark is utilized by Playco in connection with its marketing and sales of toy and hobby items. In addition, Playco has applied for a Federal registration for the trademark "TKO" although there can be no assurance that same will be granted by the U.S. Patent and Trademark office.

Financing

     On February 1, 1996, Playco entered into a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation (Western) ("Congress") to replace its credit line with Imperial Bank. The Loan Agreement provides Playco with a secured line of credit of up to 60% of the value of all of its inventory, not to exceed $7,000,000 (the "Congress Financing"). The Congress Financing is secured by Playco's assets and a $2,000,000 letter of credit ("L/C") provided by Europe American Capital Corp. ("EACC") an affiliate of Ilan Arbel, Playco's Chairman of the Board. Additionally, the Congress Financing is guaranteed by the Company and Mr. Jay.

     In connection with the issuance of the L/C, Playco on February 2, 1996 granted to EACC options (i) to purchase up to an aggregate of 1,250,000 shares of Common Stock at a purchase price of 25% of the closing bid price for the Common Stock on the last business day prior to exercise, for a period of six months from issuance and (ii) to purchase up to an aggregate of 20,000,000 shares of Playco's Series E Preferred Stock. Playco's estimated value of the option described in (i) above is insignificant, which option was terminated by EACC in June 1996. Playco estimated the value of the option described in (ii) above to be $234,000 and recorded such amount as additional paid-in-capital.

     Playco relies on credit terms from manufacturers to purchase some of its inventory. While 95% of accounts payable to vendors are current as at the date of this document, there can be no assurance that Playco will be able to keep such payables current in the future. Such credit arrangements vary for reasons both within and without the control of Playco. When the Company acquired Playco in May 1993, certain credit lines and repayment terms from vendors were reduced to approximately 50% of their pre-acquisition levels. Playco's management has recently, through active negotiations with the toy trade, been able to increase such credit lines to 80% of their pre-acquisition levels.

     The reduction of credit or the terms thereof, the termination of an existing credit line, the loss of a major supplier or the deterioration of Playco's relationship with a major supplier, any or all of such occurrences would have a material adverse effect on Playco's business. In the event that such payables become delinquent for any reason, Playco would be required to purchase products on a cash basis from such manufacturers, which may curtail the amount of product which Playco could order from such manufacturers.

Competition

     The toy and hobby products market is highly competitive. Playco is in direct competition with local, regional and national toy retailers, including Toys R Us, which is generally considered to be the dominant toy retailer in the United States. Moreover, since Playco's prices are in part based upon Toys

R Us prices, the aggressive pricing policy of Toys R Us has resulted in Playco lowering its prices on many items, thereby reducing Playco's profits. In addition, the toy and hobby products market is particularly characterized by large retailers and discounters with intensive advertising and marketing campaigns and with deeply discounted pricing of such products. Playco faces competition from hobby vendors that market through direct sales forces and from distributors that rely on mail order and telemarketing. Playco competes as to price, personnel, service, speed of delivery and breadth of product line. Many of Playco's competitors have greater financial and marketing resources than Playco. Both Toys R Us and Kay Bee dominate the toy retail industry in southern California. Although Playco and Toys R Us have both been engaged in the retail toy industry in southern California for approximately twenty years, Toys R Us has increased its market share at a significantly faster rate than Playco. The domination of Toys R Us and Kay Bee and the weak southern California economy and Playco's policy of not opening a Playco store within three (3) miles of an existing Toys R Us store may inhibit Playco's ability to compete effectively in the toy retail industry or to establish new stores in favorable locations.

Competitors with respect to Learning Toys

     Playco feels the unfulfilled need in the marketplace is a retail outlet that offers a combination of the traditional name-brand, quality promotional toy items as well as educational toy offerings. Combining the promotional and educational toy segments of the market into one retail location is believed to be a unique concept that should prove to differentiate Playco's stores from those of any of its larger or similar size competitors. Management has not been unable to locate any other retailer currently using this combined marketing concept.

     Playco will compete for its educational toy customer with other specialty stores such as Disney Stores, Warner Bros. Stores, Imaginarium, Learning Smith, Lake Shore, Zanny Brainy and Noodle Kidoodle.

Employees

     As of March 31, 1996, Playco employed approximately 54 full-time persons and approximately 206 part-time persons. None of the employees of Playco are represented by a union, and Playco considers employee relations to be good.


ITEM 2.           DESCRIPTION OF PROPERTY

     The Company maintains its executive offices at the offices of Mr. Jay Fashions International, Inc., at 448 West 16th Street, New York, New York 10011, free of charge. Playco maintains approximately 3,500 square feet of executive office space and 40,000 square feet of warehouse space at 550 Rancheros Drive, San Marcos, California, at an annual cost of approximately $250,000. Playco additionally maintains 18,000 square foot of warehouse space at an adjacent warehouse at an annual cost of approximately $100,000. The 43,500 square foot office and warehouse lease expires on April 30, 2000. The office and warehouse are leased from Tom Davidson and Richard Brady, the former President and current President of Playco. Playco believes that such lease is on terms no more or less favorable than it could obtain from an unaffiliated party. In addition, Playco currently leases 17 retail locations for its retail stores.

     In addition, Playco has opened and closed 12 additional stores in the past, which have been closed for various reasons. The effect of closing each of the stores has generally been positive, as most of such stores were operating at a loss prior to closure. Although there are expense charges associated with the closing of store locations, the effect of such charges is offset by the savings realized from closing stores which operate at a loss. In addition, since fixtures from closed stores are typically used in new store locations, the cost of opening new locations is minimized.

     Of the stores that remain open as of March 31, 1996, management is aggressively working through subleasing or landlord agreement to close the San Dimas, CA location, which does not produce an acceptable return on assets. Management is confident that they will be successful in closing the San Dimas location with minimal cost. Previously, management was considering closing the Rialto location as well. However, this location has been re-evaluated and management believes this location can operate successfully as an off price clearance center. In June 1995, Playco recorded an expense of approximately $219,500 for the closure of the Ontario location. Such amount represented the then net present value of the remaining payments under the lease obligation which was to expire September 2002. However, in April 1996, management negotiated a settlement with the landlord which will require Playco to pay the landlord an aggregate of $85,000 in six equal quarterly installments. As a result, Playco recorded an adjustment to decrease the original $219,500 recorded in June 1995 to the settlement amount of $85,000 as of March 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a part to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

     Playco is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business. No director, officer or affiliate of Playco, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to Playco.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Neither Playco nor the Company submitted any matters to a vote of its security holders during the fiscal year ended March 31, 1996.

     On May 3, 1996, Playco held its annual meeting, at which time its stockholders approved (i) the election of three persons nominated by the Board of Directors as Directors, (ii) the authorization of an amendment to Playco's Certificate of Incorporation to effect a change of the name of Playco from Play Co. Toys to Play Co. Toys & Entertainment Corp., (iii) the authorization of an amendment to Playco's Certificate of Incorporation to authorize one share of Preferred Stock, par value $.01 per share, as the "Series D Preferred Stock" and
(iv) the authorization of an amendment to Playco's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 410,000,000 shares and to authorize 20,000,000 shares of Preferred Stock, par value $.01 per share, as the "Series E Preferred Stock". All proposals were adopted by the stockholders and an amendment to Playco's Certificate of Incorporation was filed with the State of Delaware. The certificate of amendment as filed, amended the name of Playco, authorized a share of Series D Preferred Stock, authorized 1,000,000 shares of the Series E Preferred Stock and increased the authorized shares of Common Stock to 30,000,000. As shares of the Series E Preferred Stock are issued, additional shares may be authorized from time to time. See "Certain Relationships and Related Transactions."

     On May 31, 1996, the Company held a special meeting at which the stockholders approved a proposal to effect a 1 for 4 reverse-split (1 new share for every 4 old shares) of all the Company's outstanding shares of Common Stock. The reverse split became effective as of May 31, 1996. As of the date of this report, not all stockholders have surrendered their old common stock certificates for post split, new common stock certificates. See "Certain Relationships and Related Transactions."

                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the SmallCap Market of the Nasdaq Stock Market. The following table sets forth representative high and low closing bid quotes as reported by a market maker for the Company's Common Stock, Warrants and Distribution Warrants, during the period from March 28, 1994 through July 22, 1996, or their expiration. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions, and do not necessarily represent actual transactions.


                            Common Stock               Warrants(1)              Distribution Warrants(1)(2)      Units(3)
Calendar Period            Low      High             Low      High              Low     High                   Low       High
- ---------------            ---      ----             ---      ----              ---     ----                   ---       ----

03/28/94 - 06/30/94         8 3/4   11               4        6                   1/2   5 3/8                  5 1/2    15 1/4
07/01/94 - 09/30/94         8 3/4   11 3/4           4        6                 4       5 3/8
10/01/94 - 12/31/94        10 1/2   12 1/2           5 1/2    7 1/8             4 7/8   7
01/01/95 - 03/31/95         2 1/4   12               1 3/4    6 1/2               5/8   6 3/8
04/01/95 - 06/30/95           1/2    4 5/32            1/32   1 7/8               1/32  1
07/01/95 - 09/30/95         3 1/16   3 1/16            3/16     3/16              1/16    1/16
10/01/95 - 12/31/95         3 1/2    9                 1/32     1/8               1/32    1/16
01/01/96 - 03/31/96         4 1/2    2 1/2             1/32     1/8               1/32    1/16
04/01/96 - 06/30/96         2 5/8      7/8
07/01/96 - 07/22/96         1 1/8    7
- -----------------------

(1) Unexercised Distribution Warrants and Public Warrants expired on March 28, 1996.

(2) The Warrants and Distribution Warrants began trading on June 14, 1994, upon the separation of the Units.

(3)  The Company's Units only traded from March 28, 1994 through June 14, 1994.

     As of July 22, 1996, there were 32 holders of record of the Company's Common Stock, although the Company believes that there are approximately 900 additional beneficial owners of shares of Common Stock held in street name. As of July 22, 1996, there were 5,000,000 shares of the Company's Common Stock outstanding. See "Certain Relationships and Related Transactions."

     On July 10, 1995, the board of directors of the Company authorized the issuance of a warrant dividend to the shareholders of the Company, whereby each shareholder of the Company on each of July 28, 1995, August 31, 1995 and September 29, 1995 received one warrant for each share of Common Stock owned on such date. These warrants are exercisable at a price of $3.80 per share during a period of twenty-four months from the effective date of a registration statement to be filed to register the sale of such warrants. Pursuant to the 1-for-4 reverse split the number of warrants issuable decreased by 75% and the exercise price increased to $15.20. No such registration statement has been filed due to the fact that such warrants are extremely far out of the money and therefore are worthless. The board of directors has decided that the process of filing a registration statement would be costly and not in the best interests of the Company or its stockholders.

     Hanover Sterling & Co., Ltd. ("Hanover"), the underwriter of the Company's and Playco's public offerings, was a dominant influence in the market for the Company's and Playco's securities until February 1995. In February 1995, the National Association of Securities Dealers, Inc. (the "NASD") halted Hanover's market making operations due to Hanover's inability to meet the NASD's net capital requirements, which requires a broker/dealer to maintain certain levels of cash and other liquid assets in order to meet its obligations. Hanover ceased all operations immediately after losing its market making ability. It is believed by the Company and Playco that the securities Hanover was making a market in were being shorted by a group of other brokerage houses, which caused a decrease in Hanover's capital which inevitably lead to its loss of market making activities. The market for the Company's and Playco's securities have been significantly affected and may continue to be affected by the loss of Hanover's participation in the market. The loss of Hanover's market making activities of the Company's and Playco's securities has decreased significantly the liquidity of an investment in such securities. Since Hanover was the Underwriter of Mr. Jay's public offering, Mr. Jay has seen a decrease in the market for its securities as well as a decrease in the liquidity of an investment in such securities. Upon Hanover ceasing operations, its clearing firm, Adler Coleman, filed for bankruptcy protection and all client accounts of Hanover were frozen while SIPC, the insurance agency for Adler Coleman, sorted out all transactions. As of the date hereof, all trades transacted during the last two weeks of Hanover's operations are still being reviewed and such accounts still frozen.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was organized in February 1993 and acquired Playco on May 7, 1993. The results of operations for the year ended March 31, 1996 and 1995 relate primarily to Playco since the Company had immaterial operations independent of those of Playco. Results of operations for the Company and Playco have been discussed separately.

Results of Operations

American Toys, Inc. Year ended March 31, 1996 compared to year ended March 31, 1995

     For the year ended March 31, 1996 the Company incurred expenses of its own amounting to $487,815 of which $255,038 is composed of consulting expenses and $120,700 in accounting and legal fees with the remainder amounting to $112,077 representing general corporate expenses. For the year ended March 31, 1995, the Company incurred expenses of its own amounting to $313,183 of which $182,325 is composed of interest expense on its stockholder's loans. The balance of expense amounting to $130,858 represents legal, accounting and Directors Appointment fees. The sole source of income for the Company, was interest income from loans to its subsidiary, Playco, all of which has been eliminated in consolidation.

     As a result, the Company has recorded a consolidated net loss of $2,876,733 and $1,202,449 for the years ended March 31, 1996 and 1995, respectively.

Play Co. Toys & Entertainment Corp.

     The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements contained elsewhere in this document.

                                                               March 31,
                                      -------------------------------------------------------------
                                          1993          1994                1995            1996
                                      -----------    ----------         -----------      ----------
Balance Sheet Data:

Working capital (deficiency)          $ 1,031,894    $ (102,132)        $ 1,805,396      $   46,589
Total assets                            9,894,458     9,005,405          11,119,692       9,104,353
Total current liabilities               6,885,819     7,094,257           7,298,136       6,564,819
Long-term obligations                     464,990        99,274             140,218         726,007
Redeemable preferred stock                   -          929,380             242,275          87,680
Stockholders' equity                    2,543,649       882,494           3,439,063       1,725,847
Common stock dividends                       -             -                   -               -



                                                            Year Ended
                                                             March 31,
                                   ---------------------------------------------------------------
                                       1993              1994              1995          1996
                                   ------------      ------------      ------------   ------------
Operating Data (1):

Net sales                          $ 22,783,463      $ 21,756,847      $ 25,374,722   $ 21,230,853
Cost of sales                        14,966,783        15,001,015        16,704,757     15,132,895
Operating expenses                    7,812,822         8,489,222         9,292,632      9,007,938
Net income (loss)                       (92,978)       (1,631,775)         (875,788)    (3,542,715)
Income (loss) per common
  share                                   (0.02)            (0.60)             (0.31         (0.92)
Average shares outstanding            5,055,200         2,898,967          3,033,851     3,863,530





Results of Operations

     Playco's operations had been substantially controlled by Mr. Ilan Arbel and members of his family who have beneficial ownership a majority of the outstanding shares of common stock of Mr. Jay through an affiliated entity. In June 1996, Mr. Arbel's family sold their holdings in Mr. Jay and no longer control the operations of that company. Since the exchange by EVC of the 400,000 shares of Media, for 3,106,005 shares of Common Stock, EVC has obtained control of the Company. EVC is a British Virgin Island corporation of which Moses Mika, Mr. Arbel's father, is the sole officer, director and stockholder. See
"Description of Business - Acquisition of Shares of Multimedia Concepts International, and Video On-line USA, Inc." In addition, pursuant to the conversion of the Series D Preferred Stock and the Spin-Off Distribution, the Company shall convert its shares of Series D Preferred Stock into 1,157,028 shares of Playco's Common Stock to be effected on August 9, 1996, which shares together with the 2,548,930 shares currently owned shall be distributed to the Company's stockholders of record as of August 15, 1996 for distribution on August 30, 1996. See "Description of Business - Spin-Off of Play Co. Toys & Entertainment Corp."

For the year ended March 31, 1996 compared to the year ended March 31, 1995

     Sales for the year ended March 31, 1996 decreased to $21,230,853 from $25,374,722 for the year ended March 31, 1995; a decrease of $4,143,869 or 16.33%. The most significant individual component of this decrease, representing approximately $3,416,400 is the decreased wholesale and retail sales of the milk cap game products. Combined wholesale and retail sales of milk cap game products totaled approximately $4,064,000 for the year ended March 31, 1995 but only approximately $647,600 for the year ended March 31, 1996 due to the passing fad nature of the products. Additionally, net retail store sales decreased approximately $1,968,500, or 9.11%, from approximately $21,610,000 for the year ended March 31, 1995 to approximately $19,642,400 for the year ended March 31, 1996. Playco operated as many as twenty (20) retail locations during the year ended March 31, 1996 but, due to the closure of one of its locations in June 1995 and three (3) of its locations in January and February 1996, ended the year with sixteen (16) operating retail locations. Playco operated eighteen (18) retail locations throughout the year ended March 31, 1995. Wholesale sales of non-milk cap game products, sold primarily to military bases, totaled approximately $911,400 for the year ended March 31, 1996 representing an increase of approximately $110,100, or 13.74% over the non-milk cap game military base wholesale sales of approximately $801,300 for the year ended March 31, 1995.

     Gross profit for the year ended March 31, 1996 decreased to 28.72% from 34.16% for the year ended March 31, 1995. The decrease was a result of the decreased wholesale, as well as retail sales of milk cap game products and accessories which were sold at substantially higher gross margins. Sales of milk cap game products during fiscal 1995 resulted in a gross profit margin of 42.18% on the sales volume generated, which represented 16.02% of the total net sales for the year ended March 31, 1995. In contrast, sales of milk cap game products during fiscal 1996 resulted in a gross profit margin of 13.35% on the sales volume generated, which represented 3.05% of the total net sales for the year ended March 31, 1996. No product was sold during the year ended March 31, 1996 which was able to generate the volume of sales and level of gross profit required to mitigate the effects of the decline in the milk cap game business.

     Operating expenses, including depreciation and amortization, as well as common stock issued for compensation in 1995, decreased to $9,007,938 (or 42.43% of net sales) from $9,292,632 (or 36.61% of sales). The decrease of $284,694 or 3.06%, is primarily attributable to there being no charge to operations for common stock issued for compensation for the year ended March 31, 1996 as compared to the $249,000 charged to operations for the year ended March 31, 1995. Further, operating expenses decreased by management's efforts to reduce controllable variable expenses, such as payroll and related benefits, equipment leasing and warehousing costs, particularly in the last quarter of the fiscal year ended March 31, 1996, which were partially offset by the increased operating costs relative to the opening of two additional retail locations during the six months ended December 31, 1995. Management expects the effects of these cost savings, along with the expected operating expense savings from the closure of three retail locations in January and February 1996 to have a positive effect on operations during the 1997 fiscal year. While operating expenses for 1996 decreased $284,694 from the prior year in dollars, operating expenses increased as a percentage of sales which is attributable to the 16.33% decline in sales when compared to the relatively similar level of operating expense in 1996 and 1995, which include certain relatively fixed components such as rent and minimum payroll requirements. Such fixed costs are not subject to adjustment or change relative to fluctuations in sales volumes.

     During the three month period ended June 30, 1995, Playco recorded additional rental charge of approximately $219,500 as the cost of closing a retail location located in Ontario, California in June 1995. The charge represented a discounted cash flow calculation based on the remaining payments due on the lease which was due to expire September 2002. However, in April 1996, management negotiated a settlement with the landlord which will require Playco to pay the landlord an aggregate $85,000 in six equal quarterly installments. As a result, Playco recorded an adjustment to decrease the original $219,500 recorded in June 1995 to the settlement amount of $85,000 as of March 31, 1996. The Ontario location had sales of $108,733 and $790,962 for the year ended March 31, 1996 and 1995 and generated a loss from operations of $112,668 for the year ended March 31, 1996 and income from operations of $20,987 for the year ended March 31, 1995 before allocation of overhead and the accrual of the lease settlement cost discussed above. The net settlement amount of $85,000 is included in costs associated with closure of retail stores for the year ended March 31, 1996.

     Interest and financing costs totaled $535,158 for the year ended March 31, 1996 as compared to $334,466 for the year ended March 31, 1996; an increase of $136,391 or 40.78%. The increase for fiscal 1996 includes financing costs of $52,725, which were incurred to arrange financing with lenders other than Congress Financial Corporation, as well as the amortization of the costs incurred to arrange the Loan and Security Agreement with Congress Financial Corporation. No such costs were incurred during the year ended March 31, 1995. The net interest expense of $380,485 for the year ended March 31, 1996 was $46,019, or 13.76% higher than that incurred for fiscal 1995 due to higher average outstanding borrowings during the year, increases in the prime rate during the year and the maintenance of outstanding borrowings during January 1996 where Playco's prior borrowing arrangement with Imperial Bank required a thirty (30) day clearing period where no balances were outstanding. Costs incurred to obtain the new Loan and Security Agreement with Congress Financial Corporation totaled $197,545, as discussed below. Playco also capitalized an approximate $458,000 in loan financing costs relative to options to acquire Company securities granted to EACC, as discussed below. Such costs were capitalized by Playco and are being amortized to expense over the two year term of the loan agreement.

     In January 1996, Playco closed two of its retail locations, El Toro and Oceanside, California and another one in Lakewood, California during February 1996. The three (3) retail locations had combined sales of approximately $2,959,000 and $4,003,200 for the fiscal years ended March 31, 1996 and 1995. These locations generated combined losses from operations of $196,218 and $299,739, before allocation of corporate overhead, for the fiscal years ended March 31, 1996 and 1995. Costs incurred in connection with the closure of these locations were not significant. No such amounts were incurred for the year ended March 31, 1995.

     During each of the years ended March 31, 1996 and 1995, Playco recorded net income tax provisions consisting only of the current portion of the minimum income taxes required by the State of California. Changes in deferred taxes were offset dollar for dollar by adjustments to Playco's valuation allowance which has reduced its net deferred tax assets to zero as of March 31, 1996 and 1995 and resulted in a net zero dollar provision for deferred income taxes for each of the years ended March 31, 1996 and 1995.

     Management is evaluating a plan to focus more of its attention on the educational toy market in its existing and future retail locations. Such a focus is believed to be necessary to strengthen Playco's niche market in an industry that is faced with fierce competition from larger mass retailers and discount chains. In addition, Management believes the educational toy market to be one that is less seasonal in nature from the promotional toy market in which Playco is currently operating. Management is redesigning certain of its current and future retail locations to include learning activity centers within the stores as well as entertainment facilities including wide screen televisions. Management expects to implement the combined educational and promotional toy retail concept in at least one retail location, the currently operating retail location in Orange, California, during the first or second quarter of the fiscal year ending March 31, 1997. Management knows of no other toy retailer currently utilizing the concept of combing educational and promotional toys to the scale anticipated by Playco in any single retail outlet.

Liquidity and Capital Resources (Consolidated Basis)

     For the year ended March 31, 1996, the Company used cash of $1,498,614 for operations as compared to cash used for operations of $2,838,220 in the prior year. The decreased use of cash in 1996 was the result of generating $500,514 from accounts receivable and $1,673,284 from inventories in 1996 as compared to using $622,100 and $1,342,756 to increase accounts receivable and inventories during 1995. Cash used for investing activities totaled $340,311 for the year ended March 31, 1996 as compared to $364,813 in the prior year. The significant portion of cash used in investing activities was used to acquire property and equipment in each year. For the year ended March 31, 1996, the Company generated $1,513,096 in cash from financing activities as compared to generating
$3,485,541 in cash in the prior year. In fiscal 1996, the primary sources of cash from financing resulted from net increases under borrowing arrangements of $986,489 and advances from Europe American Capital Corp. ("EACC") of $528,070 which, subsequent to March 31, 1996, was converted to 528,000 shares of Series E Preferred Stock, both of which were offset by the redemption of shares of Series B Preferred Stock in the amount of $163,157. The primary sources of cash from financing in fiscal 1995 included net proceeds from the initial public offerings of $6,856,761, increases in net borrowing under financing arrangements of $242,377, both of which were offset by the redemption of shares of Series A and B Preferred Stock in the amounts of $687,105.

     At March 31, 1996, the Company had net working capital of $392,895. At March 31, 1996, Playco has an inventory financing line of credit with Congress Financial Corporation ("Congress") in connection with a Loan and Security
Agreement ("Loan Agreement") that was executed on February 1, 1996. Of the initial proceeds drawn from the Loan Agreement in February 7, 1996, approximately $2,243,000 was used to repay the final loan balance outstanding to Playco's former lender, Imperial Bank ("Imperial"). The new Loan Agreement provides for maximum borrowings of $7,000,000 based on the "Cost Value of Eligible Inventory," as defined in the Loan Agreement. The Loan Agreement also requires Playco to maintain, at all times, a net worth of $500,000. Playco incurred a closing fee of $70,000 as well as legal fees of approximately $123,000 in connection with obtaining the Loan Agreement. The Loan Agreement requires the payment of a quarterly service fee of $8,750, is secured by substantially all assets of Playco, is guaranteed by the Company, Inc., and is further collaterized by a $2,000,000 letter of credit provided in February 1996 by Europe American Capital Corp. ("EACC"), an affiliate of the chairman of the Board. Interest on outstanding balances is charged at prime plus 1.5%. The Loan Agreement matures February 1, 1998, but can be extended for an additional year at Congress' option. In connection with the issuance of the letter of credit, Playco granted to EACC options (i) to purchase up to an aggregate of 1,250,000 shares of Playco's Common Stock at a purchase price of 25% of the closing bid price for the Common Stock on the last business day prior to exercise, for a period of six months from the date of issuance and (ii) to purchase up to an aggregate of 20,000,000 shares of Playco's newly authorized Series E Preferred Stock which rank senior to the Series D Preferred Stock. Playco's estimated value of the option described in (i) above is insignificant. Playco estimated the value of the option described in (ii) above to be $234,000 and recorded such amount as additional paid-in-capital and loan financing costs included in other assets. Of this amount, $19,500 was amortized through March 31, 1996 and included in interest expense.

     During the year ended March 31, 1996, Playco recorded an additional $224,000 of loan financing costs and additional paid-in capital. Such amount represented Playco's estimate of the value of options granted to EACC in November 1995 to acquire 350,000 shares of Playco's common stock at a price of 25 percent of the closing bid price for the common stock on the last business day prior to exercise. The options, which expired unexercised on April 16, 1996, was granted to EACC who provided a $2,000,000 letter of credit which secured increased borrowings from $3,500,000 to $5,500,000 under the Imperial Bank line of credit agreement. Of this amount, $44,800 was amortized through March 31, 1996 and included in interest expense.

     Playco is amortizing the total $458,000 value of the options granted to EACC through the end of the term of the letter of credit provided which currently expires in January 1998.

     On January 30, 1996, pursuant to the requirements of the Loan Agreement, the Board of Directors of the Company approved the conversion of $1,350,000 in notes payable to the Company, plus accrued interest of $49,044, an aggregate of $1,399,044, into one (1) share of newly authorized Series D Preferred Stock with a $.01 par value. The Series D Preferred Stock provides for cumulative dividends at 7% and allows the holder, the Company, Inc., voting rights to elect 2/3 of the Board of Directors.

     On March 18, 1996, EACC loaned an additional $500,000 to Playco which was subordinated to the Loan Agreement. In addition, EACC paid for approximately $28,070 of the costs incurred to arrange the Loan Arrangement, bringing the aggregate due to EACC to $528,070 as of March 31, 1996. Subsequent to March 31, 1996, EACC elected to convert this amount into equity of Playco, specifically into 528,000 shares of the newly authorized Series E Preferred Stock.

     On April 3, 1995 and March 4, 1996, Playco paid $138,299 and $43,840 to redeem a portion of the 244,736 shares of Series B Preferred Stock outstanding as of March 31, 1995. At March 31, 1996, Playco had a remaining redemption liability of $87,680, which was paid during April 1996, fully retiring the obligation.

     Playco purchases approximately 95% of its products directly from manufactures. Approximately 30% of Playco's inventory purchases are made directly from five (5) manufacturers. Playco typically purchases products from its supplies on credit arrangements provided by the manufacturers. The five major manufacturers mentioned above generally provide credit terms of 180+ days while other vendors offer credit terms of 30 to 120 days.

     Due to the significant seasonality of the toy industry, approximately 45% to 49% of Playco's annual sales are generated during the months of October through December of each year. As a result, sources of funds to repay amounts due under inventory finance arrangements with financial institutions and manufacturers are typically generated from sales during the peak selling season.

     Playco has prepared cash flow forecasts for the fiscal year ending March 31, 1997 which management believes, together with available financial institution and manufacturer credit lines will be sufficient to meet its capital requirements for the fiscal year ending March 31, 1997. However, Playco may require additional capital to redesign current and future retail locations to incorporate its plans to focus on the educational toy market as well as to meet short-term cash flow needs that arise during the year. In that regard, Mr. Ilan Arbel has represented his willingness and ability to provide additional working capital to Playco should such be necessary, through September 1997.

New Accounting Standards

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Playco is in the process of analyzing the impact of this statement and does not believe that it will have a material impact on Playco's financial position or results of operations. Playco anticipates adopting the provisions of the statement for fiscal year 1997.

     Statement  of  Financial  Accounting  Standards  No. 123,  "Accounting  for
Stock-Based   Compensation,"  established  financial  accounting  and  reporting standards for stock-based employee compensation plans and certain other transactions involving the issuance of stock. Playco is in the process of analyzing the impact of this statement and anticipates adopting the provisions of the statement for fiscal year 1997.

Trends Affecting Liquidity, Capital Resources and Operations

     Playco's sales efforts are focused primarily on a defined geographic segment, consisting of individuals in the southern California area. Playco's future financial performance will depend upon continued demand for toys and hobby items by individuals in southern California, general economic conditions within such geographic market area, Playco's ability to choose locations for new stores, Playco's ability to purchase product at favorable prices on favorable terms as well as the effects of increased competition and changes in consumer preferences.

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation and domination. The domination of the toy industry by Toys R Us has resulted in increased price competition among various toy retailers and declining gross margins for such retailers. Moreover, the domination of Toys R Us has resulted in liquidation or bankruptcy of many toy retailers through the United States, including the southern California market. There can be no assurance that Playco's business strategy will enable it to compete effectively in the toy industry.

     Management currently knows of no trends reasonably expected to have a material impact upon Playco's operations or liquidity in the foreseeable future. Playco's operating history has been characterized by narrow profit margins and, accordingly, Playco's earnings will depend significantly on its ability to purchase its product on favorable terms, to obtain store locations on favorable terms, retail a large volume and variety of products efficiently and to provide quality support services. Playco's prices are, in part, based on market surveys of its competitors' prices, primarily those of Toys R Us. As a result, aggressive pricing policies, such as those used by Toys R Us, have resulted in Playco reducing its retail prices on many items, thereby reducing the available profit margin. Moreover, increases in expenses or other charges to income may have a material adverse effect on Playco's results of operations. There can be no assurance that Playco will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to increase profitability.

     Playco's common stock is currently traded on the Nasdaq SmallCap Stock Market which requires Playco to maintain total assets of at least $2,000,000, stockholders' equity of $1,000,000, and a minimum bid price of $1.00. If Playco's results of operations from future periods cause Playco to be in a position where it is unable to satisfy these criteria, its securities will be subject to being delisted and trading, if any, would thereafter be conducted in the over-the-counter market and quoted on the OTC Bulletin Board. Consequently, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of Playco's securities. Such an event of delisting may also have a negative impact on Playco's ability to raise additional equity or debt financing.

     Immediately after the Christmas season, Playco begins purchasing inventory which has been depleted as a result. Thus, although significant reductions in accounts payable are made in January, accounts payable and inventory levels are expected to immediately increase as a result of new inventory purchases.

     As of March 31, 1996, Playco has net operating loss ("NOL") carryforwards of approximately $5,000,000 and $3,000,000 for federal and California income tax purposes. The federal NOLS are available to offset future taxable income through March 31, 2011 while the California NOLS are available through March 31, 2001. Such NOLS could have a positive effect on Playco's cash flow in future profitable years resulting from reduced income tax liabilities. At March 31, 1996, a 100% valuation allowance has been provided on the net deferred income tax assets since Playco can not determine that such are "more likely than not" to be realized.

Inflation and Seasonality

     During the past few years, inflation in the United States has been relatively stable. In management's opinion, this is expected to continue for the foreseeable future. However, should the American economy again experience double digit inflation rates, as was the case in the past, the impact on prices could adversely affect Playco's operations.

     Playco's business is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December.
Accordingly, Playco is required to obtain substantial short-term borrowing during the first three quarters of the calendar year in order to purchase inventory and to finance capital and operational expenditures. Playco's past history of negative cash flows during the fiscal year are a result of its seasonal business nature. Playco's cash flows are negative for most months prior to the Christmas season. Thus, Playco's negative cash flow for all months except November and December are being serviced via Playco's banking and special credit terms with vendors.

ITEM 7.           FINANCIAL STATEMENTS

         See attached financial statements.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III



ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT


Executive Officers and Directors

         The executive officers and directors of the Company are as follows:

         NAME                       AGE              POSITION
         ----                       ---              --------

         Ilan Arbel                 42               President,
                                                      Chief Executive Officer
                                                      and Director

         Allean Goode               62               Secretary, Treasurer and
                                                      Director

         Alan Berkun                36               Director

         Sheikhar Boodram           34               Director



     Ilan Arbel has been the President, Chief Executive Officer and a Director of the Company since its inception. In July 1993, Mr. Arbel resigned as President of the Company upon the election of Irwin Lampert as his replacement in such position. Upon Mr. Lampert's resignation on March 7, 1995, Mr. Arbel was re-elected President of the Company. In May 1993, Mr. Arbel became a Director of Playco, and since June 1994, he has been the Chairman of the Board. Mr. Arbel has been President, Chief Executive Officer, a Director and an affiliate of the majority shareholder of Mr. Jay since 1991. Since August 1995, Mr. Arbel has been a Director of Multimedia Concepts International, Inc. From 1989 to present, Mr. Arbel has been the sole officer and Director of Europe American Capital Corp., a company involved in investments and finance in the United States and Europe. Mr. Arbel is a graduate of the University Bar Ilan in Israel, with B.A. degrees in Economics, Business and Finance.

     Allean Goode has been the Secretary, Treasurer and a Director of the Company since February 1993. Ms. Goode has been the Assistant Secretary of Playco since May 1993. From September 1992 to present, Ms. Goode has been the Secretary, Treasurer and a Director of Mr. Jay. From 1991 until September 1992, Ms. Goode acted as an independent contractor performing bookkeeping services for Mr.

Jay. From 1981 until 1991, Ms. Goode was employed as Office Manager and Bookkeeper of Via West Sportswear, a New York based manufacturer of sportswear.

     Sheikhar Boodram has been a Director of the Company since May 1993. From September 1992 to present, Mr. Boodram has been Vice-President and a Director of Mr. Jay. From October 1991 until his appointment as Vice-President and a Director of Mr. Jay in September 1992, Mr. Boodram was employed by Mr. Jay as its Production Manager, performing most of the functions which he presently performs as Vice-President. Mr. Boodram was appointed as a Director of Playco in February 1996. Mr. Boodram has been the President and Secretary of Multimedia Concepts International, Inc. since June 12, 1995. From 1979 until October 1991, Mr. Boodram was the Production Manager for Lady Helene Sophisticates, Ltd., a manufacturer of ladies garments which ceased operations in 1991.

     Alan Berkun has been a Director of the Company since July 1993. Mr. Berkun has also been a Director of Playco since July 1993. Mr. Berkun has also been a Director of Multimedia Concepts International, Inc. since June 1995. For more than the past five years, Mr. Berkun has been employed by Russo Securities as its general counsel. Mr. Berkun was licensed as an NASD Series 7 Registered Representative with Russo Securities from October 1991 through November 1991 and June 1989 through October 1989. Mr. Berkun's Series 7 license lapsed in November 1993, however, subsequently, Mr. Berkun received a waiver from the NASD and the renewal of his Series 7 status. Presently, Mr. Berkun is an owner, as well as has his Series 7 and Series 24 licenses filed with Emme Corp., d/b/a Marlowe & Company, a registered NASD member firm. Mr. Berkun is an attorney licensed in the State of New York.

     In November 1995, Thomas Davidson resigned as President and as a Director of Playco effective November 28, 1995. Richard Brady was appointed Chief Executive Officer and President of Playco. On February 2, 1996, Irwin Lampert and Richard Brady resigned as members of Playco's Board of Directors. Mr. Brady continues as Playco's Chief Executive Officer and President. Subsequently, the board appointed Sheikhar Boodram, as a Director. Mr. Boodram is a Director of both the Company, the majority stockholder of Playco and Mr. Jay, the majority stockholder of the Company.

     The directors of the Company are elected annually by the shareholders and hold office until the next annual meeting of shareholders, or until their successors are elected and qualified. The Executive officers are elected annually by the Board of Directors, serve at the discretion of the board of directors and hold office until their successors are duly elected and qualified. Vacancies on the Board of Directors may be filled by the remaining directors.

     As permitted under Delaware Corporation Law, the Company's certificate of incorporation eliminates the personal liability of the directors to the Company or any of its shareholders for damages for breaches of their fiduciary duty as directors. As a result of the inclusion of such provision, stockholders may be unable to recover damages against directors for actions taken by them which constitute negligence or gross negligence or that are in violation of their fiduciary duties. The inclusion of this provision in the Company's certificate of incorporation may reduce the likelihood of derivative litigation against directors and other types of shareholder litigation.

Significant Playco Employees

     Richard Brady is a co-founder of Playco and has acted as its Executive Vice-President, Secretary and a Director since Playco's inception in 1974. In June 1994, Mr. Brady became the assistant Secretary of Playco upon the election of Angela Burnett as Secretary. In December 1995, Mr. Brady was appointed Chief Executive Officer and President of Playco.

     Angela Burnett has been the Treasurer of Playco since 1992 and the Secretary since June 1994. In December 1995, Ms. Burnett was appointed Chief Financial Officer and Secretary. Ms. Burnett has been employed at Playco since 1985, where she was initially employed as the data entry employee in charge of inventory control prior to becoming Assistant Controller of Playco in 1988.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon requests for information of the Company's officers, directors and greater than 10% shareholders, during fiscal 1994, the Company has been informed that all officers, directors or greater than 10% shareholders have stated that they have filed such reports as is required pursuant to Section 16(a) during the 1995 fiscal year. The Company has no basis to believe that any required filing by any of the above indicated individuals has not been made.

ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by the Company during the years ended March 31, 1996, 1995 and 1994 to each of the named executive officers of the Company and Playco.

                                            Summary Compensation Table

                                                                        Annual Compensation
                                                     -----------------------------------------------------------
         (a)                         (b)               (c)                        (d)                (e)
Name and Principal                                                                               Other Annual
   Position                         Year             Salary($)                  Bonus($)(1)      Compensation($)
- ------------------                  ----             ---------                  -----------      ---------------
Ilan Arbel                          1996                 -                         -                 - (2)
  Former Chief Executive Officer    1995                 -                         -                 - (2)
  President and Director            1994                 -                         -                 -

Richard Brady                       1996              117,230                      -             7,979(3)
  Chief Executive Officer,          1995              120,000                      -             7,829(3)
  President and Director            1994              114,450                      -             7,229(3)
  of Playco

Thomas Davidson                     1996(4)            79,203                      -             5,793(5)
  Former President and Director     1995              120,000                      -             8,690(5)
  of Playco                         1994              120,000                      -             8,690(5)


- -------------

(1)      No bonuses were paid during the periods herein stated.

(2) In March 1995, the Company granted Mr. Arbel 150,000 and 100,000 options to purchase shares of Common Stock at exercise prices of $3.00 and $4.25, respectively. The 150,000 options exercisable at $3.00 were exercised on March 21, 1995 and the shares purchased sold pursuant to a S-8 Registration Statement. On June 16, 1995, the Company filed an amendment to its registration statement on Form S-8, whereby the Company amended the options issued to Mr. Arbel from 150,000 options exercisable at $4.25 per share to 150,000 options exercisable at $1.00 per share. These options were exercised on such date and the shares issued sold. See "Certain Relationships and Related Transactions."

(3) Includes an automobile allowance of $6,600 for 1996, $7,200 for 1995 and $6,660 for 1994, respectively, and the payment of life insurance premiums of $1,379, $629 and $629, for 1996, 1995 and 1994, respectively.

(4) Mr. Davidson resigned as both the President and as a Director of Playco effective November 28, 1995.

(5) Includes automobile allowance of $4,800, $7,200 and $6,600 for 1996, 1995 and 1994, respectively, and the payment of life insurance premiums of $993, $1,489 and $2,090 for 1996, 1995 and 1994, respectively.

Employment Agreements

     In May 1993, Playco entered into a three year employment agreement with Richard Brady, the Chief Executive Officer and President of Playco. The employment agreement provides for an annual salary of $120,000. In addition, the employment agreement provides for an automobile allowance and an annual bonus of 2% of the earnings of Playco before depreciation, interest and taxes ("EBDIT"), provided Playco earns a minimum EBDIT of $750,000 for the fiscal year ended March 31, 1994 and $900,000 for the fiscal year ended March 31, 1995. Playco also pays for $500,000 of life insurance for Mr. Brady. No bonuses were earned for either of the years ended March 31, 1996, 1995 or 1994.

     Playco has no plans to issue additional securities to its management, promoters or their affiliates or associates other than through Playco's stock option plan.

     On June 1, 1996, the Company entered into a five year employment agreement with Ilan Arbel whereby Mr. Arbel will resign as Chief Executive Officer and President of the Company and will become the Vice President of strategic business development for the Company and its subsidiaries. Pursuant to the terms of his employment agreement, Mr. Arbel received options to purchase 1,000,000 shares at $1.00 and 2,250,000 shares at $1.33 exercisable until December 31, 1996, which options are intended to qualify as incentive stock options. In June 1996, Mr. Arbel exercised his option to purchase 1,000,000 shares of Common Stock at $1.00 per share pursuant to the terms of the Labyrinth Agreement. Mr. Arbel has agreed to exercise an option to purchase an additional 750,000 shares at $1.33 on or before August 30, 1996. The Company has agreed to register the shares underlying the options in a registration statement, there will be no restriction pursuant to a lock-up agreement on any shares issued pursuant to the exercise of such options. See "Certain Relationships and Related Transactions."

     Mr. Arbel's employment agreement further provides that Mr. Arbel will not receive a salary but the Company shall provide Mr. Arbel with Blue Cross/Blue
Shield or equivalent health insurance benefits and major medical insurance. Additionally, Mr. Arbel will be reimbursed by the Company upon presentation of appropriate vouchers for all business expenses incurred by Mr. Arbel on behalf of the Company. The Company shall provide Mr. Arbel with an automobile suitable for his position and reimburse reasonable automobile expenses including repairs, maintenance, gasoline charges, mobile phone, etc. via receipted expense reports.

     In the event the Company wishes to obtain Key Man life insurance on the life of Mr. Arbel, Mr. Arbel agrees to cooperate with the Company in completing any applications necessary to obtain such insurance and promptly submit to such physical examinations and furnish such information as any proposed insurance carrier may request.

     In July 1996, the Company entered into a five year employment agreement with Dr. Oliver Hilsenrath, whereby upon the consummation of the Labyrinth Agreement, Dr. Oliver Hilsenrath will become the Chief Executive Officer and President of the Company. Dr. Oliver Hilsenrath's employment agreement provides for an annual salary of $160,000 and increases of 10% per year for each year. Pursuant to the terms of the employment agreement, the Company will issue Dr. Oliver Hilsenrath options to purchase 1,500,000 shares of Common Stock at $2.00 per share for a period of five years, which options are intended to qualify as incentive stock options. The Company has agreed to register the shares underlying the option in a registration statement, however 500,000 shares shall be subject to a 2 year lock-up agreement. See "Certain Relationships and Related Transactions."

     Dr. Oliver Hilsenrath's employment agreement further provides that the Company shall provide Dr. Oliver Hilsenrath with Blue Cross/Blue Shield or equivalent health insurance benefits and major medical insurance. Additionally, Dr. Oliver Hilsenrath will be reimbursed by the Company upon presentation of appropriate vouchers for all business expenses incurred by Dr. Oliver Hilsenrath on behalf of the Company. The Company shall provide Dr. Oliver Hilsenrath with an automobile suitable for his position and reimburse reasonable automobile expenses including repairs, maintenance, gasoline charges, mobile phone, etc. via receipted expense reports.

     In the event the Company wishes to obtain Key Man life insurance on the life of Dr.Oliver Hilsenrath, Dr. Oliver Hilsenrath agrees to cooperate with the Company in completing any applications necessary to obtain such insurance and promptly submit to such physical examinations and furnish such information as any proposed insurance carrier may request.

1993 Stock Option Plan

     During 1993, the Company adopted the Company's 1993 Stock Option Plan (the "Plan"). The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 150,000 shares of Common Stock may be granted from time to time to key employees, officers, directors, advisors and independent consultants to the Company and its subsidiaries. In March 1995, the Company granted options to purchase 75,000 shares of Common Stock at $3.50 per share, to each of Allean Goode and Sheikhar Boodram which options will not vest and become exercisable for a period of one year from the grant or until March 1996. The Plan was registered pursuant to an S-8 registration statement filed with the SEC on March 21, 1995.

     The Board of Directors is charged with the administration of the Plan, the Board is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for incentive stock options ("ISOs") will not be less than 100% of the fair market value of a share of the Common Stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Common Stock of the Company).

     Options will be exercisable for a term determined by the Board which will not be less than one year. Options may be exercised only while the original grantee has a relationship with the Company or a subsidiary of the Company which confers eligibility to be granted options or up to ninety (90) days after termination at the sole discretion of the Board. In the event of termination due to retirement, the Optionee, with the consent of the Board, shall have the right to exercise his option at any time during the thirty-six (36) month period after such retirement. Options may be exercised up to thirty-six (36) months after death or total and permanent disability. In the event of certain basic changes in the Company, including a change in control of the Company (as defined in the Plan) in the discretion of the Board, each option may become fully and immediately exercisable. ISOs are not transferable other than by will or the laws of descent and distribution. Options may be exercised during the holder's lifetime only by the holder, his or her guardian or legal representative.

     Options granted pursuant to the Plan may be designated as ISOs, with the attendant tax benefits provided under Section 421 and 422A of the Internal Revenue Code of 1986. Accordingly, the Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the Common Stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The Board may modify, suspend or terminate the Plan; provided, however, that certain material modifications affecting the Plan must be approved by the shareholders, and any change in the Plan that may adversely affect an optionee's rights under an option previously granted under the Plan requires the consent of the optionee.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

     The following table sets forth certain information at July 23, 1996 with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the owner of 5% or more of the outstanding Common Stock; (ii) by each director; and (iii) by all officers and directors as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of Common Stock listed.

Name and Address                  Amount and Number       Percentage of
of Beneficial Owner              of Beneficial Owner (1)   Outstanding
- -------------------              -----------------------  -------------
European Venture Corp. (2)         3,106,005                 62.1%
c/o American Toys, Inc.
448 West 16th Street
New York, New York

Moses Mika (2)                     3,106,005                 62.1%
c/o American Toys, Inc.
448 West 16th Street
New York, New York

Mister Jay Fashions                  447,508                  9.0%
International, Inc.
448 West 16th Street
New York, New York

Ilan Arbel (2) (3) (4)             4,113,505                 82.3%
c/o American Toys, Inc.
448 West 16th Street
New York, New York

Alan Berkun (5)                         -                      *
83 Arnold Ct.
East Rockaway, New York

Dory Arbel (3)                         7,500                   *
c/o American Toys, Inc.
448 West 16th Street
New York, New York

Sheikhar Boodram                        -                      *
c/o American Toys, Inc.
448 West 16th Street
New York, New York

Allean Goode                            -                      *
c/o American Toys, Inc.
448 West 16th Street
New York, New York

Officers and Directors             4,113,505                 82.3%
  as a Group
  (5 persons) (2)-(6)

(footnotes from previous page)

         * Less than 1%

(1) All totals reflect the 1 for 4 reverse split of all the outstanding shares of the Company's Common Stock which was approved at a special meeting of the stockholders on May 31, 1996.

(2) European Ventures Corp. is a British Virgin Island corporation, of which Moses Mika is the sole officer and director. Mr. Mika is the father of Mr. Arbel. Although both Mr. Mika and Mr. Arbel disclaim beneficial ownership of each other's shares, it is expected that Mr. Mika will vote his shares with Mr. Arbel.

(3) Dory Arbel is the wife of Ilan Arbel, both of whom disclaim beneficial ownership of each other's shares, however it is expected that Ms. Arbel will vote her shares with Mr. Arbel.

(4) In March 1995, the Company granted Mr. Arbel 150,000 and 100,000 options to purchase shares of Common Stock at exercise prices of $3.00 and $4.25, respectively. The 150,000 options exercisable at $3.00 were exercised on March 21, 1995 and the shares purchased sold pursuant to a S-8 Registration Statement. On June 16, 1995, the Company filed an amendment to its registration statement on Form S-8, whereby the Company amended the options issued to Mr. Arbel from 150,000 options exercisable at $4.25 per share to 150,000 options exercisable at $1.00 per share. These options were exercised on such date and the shares issued sold. See "Certain Relationships and Related Transactions."

(5) Does not include 50,000 shares and 75,000 shares of Common Stock issued pursuant to the exercise of stock options granted to Alan Berkun in March 1995 and June 1995, respectively, which were sold pursuant to Form S-8 Registration Statements on March 21, 1995 and June 19, 1995, respectively. See "Certain Relationships and Related Transactions."


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 1994, the Company agreed to reimburse Playco for certain professional fees incurred amounting to $104,555 net of interest of $65,291 owed to the Company by Playco for intercompany loans. The Company will pay Playco $7,000 monthly until such amount is fully paid.

     During November 1994, Playco repaid $450,000 of the $1,700,000 borrowing from the Company. The remaining balance of $1,250,000 (currently $800,000) is subordinated to Playco's credit line.

     On May 4, 1994, the Company's majority stockholder (Mr. Jay) purchased at $2.00 per share, 90,030 shares of Common Stock of the Company, by exercising its right pursuant to the terms of a Special Warrant issued only to such stockholder. As a result, the Company's major stockholder increased its ownership of the Company to approximately 50.3% from 48.61%.

     On March 9, 1995 the Company's board of directors granted 250,000 and 100,000 stock options to Ilan Arbel and Alan Berkun, respectively. 150,000 and 50,000 options granted to Messrs. Arbel and Berkun, respectively, were exercisable at $3.00 per share, which options were exercised. The remaining 100,000 and 50,000 options granted to Messrs. Arbel and Berkun, respectively, are exercisable at $4.25 per share, which options have not been exercised. On March 21, 1995, the Company filed a Form S-8 registration statement registering the sale of the shares of Common Stock underlying such options, at which time Messrs. Arbel and Berkun exercised 150,000 and 50,000 options, respectively, and sold the shares pursuant to such registration. The options were issued as compensation. See "Management Executive Compensation."

     On June 16, 1995, the Company filed an amendment to the filed Form S-8, amending the 100,000 options exercisable at $4.25 per share issued to Mr. Arbel to 150,000 options exercisable at $1.00 per share. Also, the 50,000 options exercisable at $4.25 per share issued to Alan Berkun were amended to 75,000 options exercisable at $1.00 per share. Both sets of options were exercised by said individuals in full on such date and sold. See "Management - Executive Compensation."

     In August 1995, the Company, entered into consulting agreements with Harold Rashbaum and Citadel Commercial Corp., whereby Harold Rashbaum would consult with the Company and Playco in the areas of retailing and marketing, and Citadel Commercial Corp. would consult with the Company and Playco in the areas of financial management, specifically trade credit and banking. Pursuant to such agreements, the Company issued to each consultant 30,000 shares of its Common Stock.

     On September 29, 1995, Mr. Jay, the Company's parent company, exercised its Special Warrant and purchased 275,000 shares of Common Stock at $2.00 per share. As a result, Mr. Jay retained approximately 50.1% of the outstanding shares of Common Stock of the Corporation. This Special Warrant has expired.

     On October 18, 1995, prior to the Congress Financing, Playco entered into an agreement (the "LOC Agreement") with EACC, pursuant to which EACC agreed to provide to Imperial Bank a letter of credit terminating April 16, 1996, in the amount of $2,000,000 from Soginvest Bank, Switzerland, or such other bank or financial institution. The letter of credit was required by Imperial Bank in order for it to waive certain defaults as of September 1995, under Playco's loan agreement with Imperial Bank and to increase Playco's line of credit from $3,500,000 to $5,500,000. On November 3, 1995 the letter of credit was issued and accepted by Imperial Bank at which time Imperial Bank waived certain defaults under its loan agreement which were present as of September 1995, and increased its line of credit to $5,500,000. Upon the consummation of the Congress Financing the Imperial Bank line of credit was repaid and terminated.

     As compensation to EACC for the issuance of the $2,000,000 letter of credit to Imperial Bank, Playco granted to EACC an option (the "Option") to purchase 350,000 shares of Common Stock, at a price equal to 25% of the closing bid price on the last business day prior to the date on which notice of the exercise is given, until April 16, 1996, which option expired unexercised.

     In November 1995, Thomas Davidson resigned as President and as a Director of Playco effective November 28, 1995. Richard Brady was appointed Chief Executive Officer and President of Playco.

     On February 1, 1996, Playco entered into a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation (Western) ("Congress") to replace its credit line with Imperial Bank. The Loan Agreement provides Playco with a secured line of credit of up to 60% of the value of all of its inventory, not to exceed $7,000,000 (the "Congress Financing"). The Congress Financing is secured by Playco's assets and a $2,000,000 letter of credit ("L/C") provided by Europe American Capital Corp. ("EACC") an affiliate of Ilan Arbel, Playco's Chairman of the Board. Additionally, the Congress Financing is guaranteed by the Company and Mr. Jay.

     In connection with the issuance of the L/C Playco on February 2, 1996 granted to EACC options (i) to purchase up to an aggregate of 1,250,000 shares of Common Stock of a purchase price of 25% of the closing bid price for the Common Stock on the last business day prior to exercise, for a period of six months from issuance and (ii) to purchase up to an aggregate of 20,000,000 shares of Playco's Series E Preferred Stock. Playco's estimated value of the option described in (i) above is insignificant, which option was terminated by EACC in June 1996. Playco estimated the value of the option described in (ii) above to be $234,000 and recorded such amount as additional paid-in-capital.

     On February 2, 1996, Irwin Lampert and Richard Brady resigned as members of Playco's Board of Directors. Mr. Brady continues as Playco's Chief Executive Officer and President. Subsequently, the board appointed Sheikhar Boodram, as a Director. Mr. Boodram is a Director of both the Company, the majority stockholder of Playco and Mr. Jay, the majority stockholder of the Company.

     On March 18, 1996, EACC loaned an additional $500,000 to Playco which was subordinated to the Congress Financing. In addition, EACC paid for approximately $28,000 of the costs incurred to arrange the Congress Financing, bringing the aggregate due to EACC to $528,000 as of March 31, 1996. Subsequent to March 31, 1996, the $528,070 was converted into 528,000 shares of Series E Preferred Stock. These shares of Series E Preferred Stock will be designated Class I Series E Preferred Stock.

     On May 3, 1996, Playco held an annual meeting, at which time its stockholders approved (i) the election of three persons nominated by the Board of Directors as Directors, (ii) the authorization of an amendment to Playco's Certificate of Incorporation to effect a change of the name of Playco from Play Co. Toys to Play Co. Toys & Entertainment Corp., (iii) the authorization of an amendment to Playco's Certificate of Incorporation to authorize one share of Preferred Stock, par value $.01 per share, as the "Series D Preferred Stock" and
(iv) the authorization of an amendment to Playco's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 410,000,000 shares and to authorize 20,000,000 shares of Preferred Stock, par value $.01 per share, as the "Series E Preferred Stock". All proposals were adopted by the stockholders and an amendment to Playco's Certificate of Incorporation was filed with the State of Delaware. The certificate of amendment as filed, amended the name of Playco, authorized a share of Series D Preferred Stock, authorized 1,000,000 shares of the Series E Preferred Stock and increased the authorized shares of Common Stock to 30,000,000. As shares of the Series E Preferred Stock are issued, additional shares may be authorized from time to time.

     On May 31, 1996, at a special meeting of the Company's stockholders, the stockholders approved a proposal to effect a 1 for 4 reverse-split (1 new share for every 4 old shares) of all the Company's outstanding shares of Common Stock. The reverse split became effective as of May 31, 1996. As of the date of this report, not all stockholders have surrendered their old common stock certificates for post split, new common stock certificates.

     In June 1996, Playco, pursuant to the consent of its majority shareholder, amended its certificate of incorporation to (i) amend the rights and preferences of the Series D Preferred Stock to provide that it shall be convertible into 1,157,028 shares of Playco's common stock and (ii) amend Playco's Series E Preferred Stock to designate two separate classes, of which 10,000,000 shares shall be designated the "Series E Class I Preferred Stock", which shares shall be convertible into 20 shares of Playco's common stock, and 10,000,000 shares of which shall be designated the "Series E Class II Preferred Stock", which shares will be convertible at the option of the holder, commencing two years from issuance, into 20 shares of Playco's common stock. Playco prepared and mailed to its stockholders, an information statement whereby Playco informed its stockholders that authorized Playco to mailed to its stockholders and information statement whereby Playco informed its stockholders that pursuant to the consent of its majority, the aforesaid actions were taken. See "Description of Business - Spinoff of Play Co. Toys & Entertainment Corp."

     In June 1996, EACC exercised its option and purchased 334,000 shares of Playco's Series E Preferred Stock for $334,000. These shares of Series E Preferred Stock will be designated Class I Series E Preferred Stock.

     In June 1996, the Company, pursuant to the consent of its majority shareholder, Mr. Jay, authorized the spinoff of the shares of Playco's common stock owned by the Company to the shareholders of the Company. Additionally, the Company authorized the conversion of its share of Series D Preferred Stock into 1,157,028 shares of Playco's common stock based upon the average closing bid price ($1.21) of Playco's shares for the period from March 1, 1996 to May 31, 1996. Playco is amending its Certificate of Incorporation to reflect the conversion provisions referenced to herein.

     On June 1, 1996 the Company entered into a five year employment agreement with Ilan Arbel. Pursuant to the terms of the employment agreement, Mr. Arbel received options to purchase 1,000,000 shares at $1.00 and 2,250,000 shares at $1.33 exercisable until December 31, 1996. In June 1996, Mr. Arbel exercised his option to purchase 1,000,000 shares of Common Stock at $1.00 per share pursuant to the terms of the Labyrinth Agreement. Mr. Arbel has agreed to exercise an option to purchase an additional 750,000 shares at $1.33 on or before August 30, 1996. The Company has agreed to register the shares underlying the options in a registration statement, there will be no restriction pursuant to a lock-up agreement on any shares issued pursuant to the exercise of such options.

     In June 1996, European Ventures Corp. ("EVC"), a British Virgin Island corporation, of which Moses Mika is the sole officer, director and stockholder, acquired 3,106,500 shares of the Company's Common Stock, par value $.01, in exchange for 400,000 shares of common stock of Multimedia Concepts
International, Inc. ("Media"), a Delaware corporation. EVC had the right to either pay $1,800,000 for the shares or transfer 400,000 shares of Media to the Company. Mr. Mika is the father of Ilan Arbel, the president and Chief executive Officer of the Company and the president and Chairman of the Board of Media. The shares of Common Stock issued to EVC will not be subject to the spin-off distribution referred to herein.

     In July 1996, the Company entered into a five year employment agreement with Dr. Oliver Hilsenrath, whereby upon the consummation of the Labyrinth Agreement, Dr. Oliver Hilsenrath will become the Chief Executive Officer and President of the Company. Dr. Oliver Hilsenrath's employment agreement provides for an annual salary of $160,000 and increase of 10% per year for each year. Pursuant to the terms of the employment agreement, the Company will issue Dr. Oliver Hilsenrath options to purchase 1,500,000 shares of Common Stock at $2.00 per share for a period of five years, which options are intended to qualify as incentive stock options. The Company has agreed to register the shares underlying the option in a registration statement, however 500,000 shares shall be subject to a 2 year lock-up agreement.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     All exhibits except those designated with an asterisk (*), which exhibits are filed herewith, have previously been filed with the Commission in connection with the Company's Registration Statement on Form SB-2 dated March 28, 1994 under file No. 33-68306-NY, or on Form 8-K dated July 11, 1996, pursuant to 17 C.F.R. ss.230.411, are incorporated by reference herein.

2.1    -  Stock Purchase Agreement Among the Company,  Labyrinth  Communications
          Technology   Group,   Inc.   and   the   stockholders   of   Labyrinth
          Communications   Technology   Group,   Inc.,   dated  July  10,   1996
          (Incorporated by reference to the indicated exhibit in the Company's Form 8-K dated July 11, 1996).
2.2 - Stock Purchase Agreement Among the Company, Mantra Technologies, Inc., and the stockholders of Mantra Technologies, Inc., dated July 10, 1996 (Incorporated by reference to the indicated exhibit in the Company's Form 8-K dated July 11, 1996).
3.1    -  Certificate of Incorporation of the Company filed February 12, 1993.
3.2 - Amended and Restated Certificate of Incorporation of the Company filed on August 25, 1993.
3.3 - Amended and Restated Certificate of Incorporation of Play Co. Toys, filed on April 7, 1993.
3.3(a) - Amended and Restated Certificate of Incorporation of Play Co. Toys, filed on June 15, 1994.
3.4    -  By-Laws of the Company.
3.5    -  Specimen Common Stock Certificate.
3.6    -  By-Laws of Playco.
3.7    -  Letter waiving redemption right and Put Option on Series C
          Preferred Stock.
4.1    -  Specimen Public Warrant Certificate.
4.2    -  Specimen Distribution Warrant Certificate.
4.3    -  Special Warrant.
4.5    -  Form of Public Warrant Agreement between the Company and
          Continental Stock Transfer & Trust Company.
4.6 - Form of Distribution Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.
4.7 - Form of Option from Stockholders of Mantra, dated July 10, 1996 (Incorporated by reference to the indicated exhibit in the Company's Form 8-K dated July 11, 1996).
5.0    -  Opinion of Lampert & Lampert.
10.5   -  Security Agreement from Play Co. to Amex Financial Services
10.6   -  Promissory Note from Play Co. to Amex Financial Services
10.7   -  Warrant Agreement from Play Co. to Amex Financial Services
10.8   -  Guarantee from Michael Warren to Amex Financial Services
10.9   -  Guarantee from Mr. Jay to Amex Financial Services
10.10  -  Guarantee from the Company to Amex Financial Services
10.11  -  Stock Purchase Agreement between Play Co. and the Company
10.12  -  Stockholders' Agreement between Play Co. shareholders
10.13  -  Put Agreement between Play Co. and Tom Davidson
10.14  -  Put Agreement between Play Co. and Richard Brady
10.15  -  all Agreement between Play Co. and Tom Davidson

10.16   -   Call Agreement between Play Co. and Richard Brady
10.17   -   Non-Competition Agreement between Play Co. and Tom Davidson
10.18   -   Non-Competition Agreement between Play Co. and Rich Brady
10.19   -   Non-Competition Agreement between Play Co. and Don Welker
10.20   -   Compensation Agreement between Michael Warren and the Company
10.22   -   Lease Agreement for Store-Escondido
10.23   -   Lease Agreement for Store-Convoy
10.24   -   Lease Agreement for Store-Oceanside
10.25   -   Lease Agreement for Store-El Toro
10.26   -   Lease Agreement for Store-Chula Vista
10.27   -   Lease Agreement for Store-El Cajon
10.28   -   Lease Agreement for Store-Ontario
10.29   -   Lease Agreement for Store-Simi Valley
10.30   -   Lease Agreement for Store-Encinitas
10.31)  -   Lease Agreement for Store-San Dimas
10.32   -   Lease Agreement for Store-Anaheim
10.33   -   Lease Agreement for Store-Rialto
10.34   -   Lease Agreement for Store-Redlands
10.35   -   Lease Agreement for Store-Rancho Cucamonga
10.36   -   Lease Agreement for Store-Woodland Hills
10.37   -   Lease Agreement for Warehouse-Executive Offices
10.38   -   Lease Agreement for Store-Pasadena
10.39   -   Employment Agreement of Thomas Davidson
10.40   -   Employment Agreement of Richard Brady
10.41   -   The 1993 Stock Option Plan
10.42   -   Agreement between the Company and Play Co. terminating Put
            Option and redemption of Series C preferred shares
10.43   -   Lease Agreement for Store-Lakewood
10.44   -   Lease Agreement for Store-Corona Plaza
10.45   -   Note from Playco to the Company
10.46   -   Loan Agreement, Subordination Agreement, Security Agreement
            and Note for Imperial Loan
10.49   -   Distribution  Warrant with  restrictive  legend issued to Mr. Jay
            Principal Shareholders
10.50   -   Extension of Warehouse Lease
10.51   -   Exercise of Put Option
10.52   -   Promissory Note for $250,000 from Playco to the Company
10.53   -   Waiver of Loan Covenants by Imperial
10.53(a)-   Waiver of Loan Covenants by Imperial dated June 13, 1994.
10.54   -  Letter of Credit from Europe American Capital Corp.
10.55   -  Letter of Credit from Europe American Capital Corp.
10.56   -  Employment Agreement of Irwin S. Lampert
10.57   -  Guarantees of American Toys to toy trade.
10.58   -  Joint Venture Agreement with Laiko International Co., Inc.
10.59   -  Note from Playco to American Toys in the amount of $1,250,000 dated
           February 28, 1994
10.60   -  Note for Playco to American Toys in the amount of $200,000 dated
           May 10, 1994
10.61   -  Note from Playco to American Toys in the amount of $150,000 dated
           July 1, 1994
10.62   -  Note for Playco to American Toys in the amount of $100,000 dated
           August 9, 1994

10.63   -  Note from Richard L. Brady to American Toys in the amount of $50,000 dated April 1, 1994
10.64   -  Note from Thomas M. Davidson to American Toys in the amount of
           $50,000 dated April 1, 1994
10.65   -  Direct delivery Purchase Agreement between Playco and Camp Pendleton
10.66   -  Director delivery Purchase Agreement between Playco and MCRD,
           San Diego.
10.67   -  Waiver of Playco's right to call shares of Messrs. Brady and
           Davidson.
10.68   -  Lease extension - El Toro Store
10.69   -  Extension of Imperial Loan dated December 31, 1994.
10.70   -  Joint Venture Agreement for Asher Playco, LLC.
10.71   -  Waiver dated June 29, 1995 from Imperial Bank
10.72   -  Letter dated May 24, 1995 from TransAtlantic Commerce Corp. to the
           Company.
10.73   -  Employment Agreement with Ilan Arbel (Incorporated by reference to the indicated exhibit in the Company's Form 8-K dated July 11, 1996).
10.74   -  Form of Employment Agreement with Dr. Oliver Hilsenrath (Incorporated by reference to the indicated exhibit in the Company's Form 8-K dated July 11, 1996).
10.75   -  Form of Stockholders Agreement for Labyrinth (Incorporated by
           reference to the indicated exhibit in the Company's Form 8-K dated July 11, 1996).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of July, 1996.


                                AMERICAN TOYS, INC.



                            By:   \s\ Ilan Arbel
                                  -----------------------------------
                                  Ilan Arbel, President and
                                   Chairman of the Board of Directors


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



\s\ Ilan Arbel          Chief Executive Officer                     07/26/96
- ---------------------
Ilan Arbel              President and Director



\s\ Allean Goode        Secretary, Treasurer and                    07/26/96
- ---------------------
Allean Goode            Director (Chief
                        Financial Officer)


\s\ Sheikhar Boodram    Vice President and Director                 07/26/96
- ---------------------
Sheikhar Boodram



\s\ Alan Berkun         Director                                    07/26/96
- ---------------------
Alan Berkun