Form 10QSB
period 1996-06-30
AMERICAN TOYS INC
filed 1996-08-20
CIK 912083

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C. 20549

                                                       FORM 10-QSB

[xx]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996

                                                           or

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number: 0-24742

American Toys, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                                  13-3704059
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

2694 Bishop Drive, San Ramon, California                             94583
(Address of principal executive offices)                            (Zip Code)

(510) 830-8801
(Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [xx]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE
YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.01 per share: 5,000,000 shares outstanding as of July 31, 1996.


                                     AMERICAN TOYS, INC. AND SUBSIDIARY
                                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (UNAUDITED)


                                                                     PAGE
                                                                     NUMBER
PART 1 - FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS

Consolidated balance sheets (unaudited) at June 30, 1996 and
 March 31, 1996                                                      F - 1

Consolidated statements of operations (unaudited) for the
 three months ended June 30, 1996 and 1995                          F - 2

Consolidated statement of stockholders' equity (unaudited)
 for the three months ended June 30, 1996                           F - 3

Consolidated statements of cash flows (unaudited) for the
 three months ended June 30, 1996 and 1995                          F-4

Notes to consolidated financial
 statements (unaudited)                                            F-5 - F-15

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF
OPERATIONS                                                         F-16 - F-17

PART II - OTHER INFORMATION                                         F - 18

                                           AMERICAN TOYS, INC. AND SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS

                                                                      (Restated)
                                             (Unaudited)            (See Note 5)
                                               June 30,               March 31,
ASSETS                                        1996                   1996

Current assets:
Cash                                           $232,638               $75,181
Accounts receivable                            107,403                121,586
Merchandise inventories                        7,518,770              6,259,084
Due from stockholders                          211,473                217,723
Other current assets                           251,969                331,111

    Total current assets                       8,322,253              7,004,685

Equipment, improvements and
 fixtures, net                                 1,849,864              1,858,538
Deferred financing
 costs, net                                    340,013                393,699
Deposits                                       59,285                 57,285
Investment in common
 stock                                         1,800,000              -
Excess of cost over net assets
 acquired assigned to covenants
 not to compete, net                           -                      6,542

Total assets                                   $12,371,415            $9,320,749

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Note payable                                  $4,256,794             $3,403,025
 Accounts payable                              4,198,289              2,878,183
 Accrued expenses                              136,096                313,512
 Due to affiliates                             51,500                 567,070

    Total current liabilities                  8,642,679              7,161,790

Deferred rent liability                        177,112                197,935
    Total liabilities                          8,819,791              7,359,725

Minority interest                              603,660                -

Commitments and
 contingencies (Note 7)                        -                      -

Redeemable preferred stock of the subsidiary:
Series B redeemable, cumulative preferred stock,
 244,736 shares authorized, 81,579 issued and
 outstanding, full liquidation
 value of $81,579                              -                      87,680

    Total redeemable
     preferred stock                           -                      87,680

Stockholders' equity:
Common stock, $.01 par value,
 authorized 20,000,000, issued and
 outstanding 4,000,000                         66,820                 35,760
Additional paid-in capital                     11,366,818             9,597,878
Accumulated deficit                            (7,935,674)          (7,210,294)
  Sub-total stockholders'
   equity                                      3,497,964              2,423,344
  Less: stock subscription
   receivable                                  (550,000)              (550,000)

    Total stockholders'
     equity                                    2,947,964              1,873,344

Total liabilities and
 stockholders' equity                          $12,371,415            $9,320,749
  See accompanying notes to consolidated financial statements (unaudited)


                                          AMERICAN TOYS, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                                       (UNAUDITED)

                                               1996                   1995

Net sales                                      $3,184,903             $4,138,397

Costs and expenses:
 Cost of sales                                 2,151,718              2,795,232
 Operating expenses                            1,853,800              2,304,259
 Interest expense and
  financing costs                              179,174                85,509

    Total costs and expenses                   4,184,692              5,185,000

Loss before minority interest                  (999,789)            (1,046,603)

Minority interest in net loss                  274,409                304,860

Net loss                                       $(725,380)             $(741,743)

Loss per common equivalent share:
 Loss before minority interest                 $(.52)                 $(1.35)
 Minority interest in net loss                 .14                    .39

    Net loss                                   $(38)                  $(.96)

Weighted average number of common
 shares outstanding                            1,929,330              772,745


See accompanying notes to consolidated financial statements (unaudited)

                                      AMERICAN TOYS, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   FOR THE THREE MONTHS ENDED JUNE 30, 1996
                                                 (UNAUDITED)

                                                  Common Stock
                                               Shares                 Amount
Balances at March 31, 1996,
 as previously reported                        893,995                $35,760

Adjustment for minority
 interest (Note 5)                             -                      -

Balances at March 31, 1996,
 as restated                                   893,995                35,760

Issuance of common stock                       3,106,005              31,060

Net loss for the three
 months ended June 30, 1996                    -                      -

Balances at June 30, 1996                      4,000,000              $66,820


                               Additional                       Total
                               Paid-in         Accumulated      Stockholders'
                               Capital         Deficit          Equity

Balances at March 31, 1996,
 as previously reported        $6,724,470      $(6,750,859)     $9.371

Adjustment for minority
 interest (Note 5)              2,873,408       (459,435)        2,413,973

Balances at March 31, 1996,
 as restated                    9,597,878       (7,210,294)      2,423,344

Issuance of common stock        1,768,940       -                1,800,000

Net loss for the three
 months ended June 30, 1996     -               (725,380)        (725,380)

Balances as of June 20,1996    $11,366,818     $(7,935,674)      $3,497,964



See accompanying notes to consolidated financial statements (unaudited)

                           AMERICAN TOYS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED JUNE 30,
                                 (UNAUDITED)


                                     1996                    1995

Operating activities:
 Net loss                           $(725,380)              $(741,743)
 Adjustments to reconcile
 net loss to net cash used for
 operating activities:
   Depreciation and amortization     149,265                 89,159
   Amortization of excess of cost
    over net assets acquired         6,542                   19,627
    Minority interest in net loss    (274,409)               (304,860)
    Issuance of stock as
      compensation for
      services and financing costs   16,000                  49,500
 Change in operating assets
  and liabilities:
   Accounts receivable               14,183                  216,283
   Merchandise inventories           (1,259,686)             (770,821)
   Other current assets              79,142                  110,440
   Deposits                          (2,000)                 -
   Accounts payable                  1,320,106               1,210,394
   Accrued expenses                  (177,415)               (146,707)
   Deferred rent liability           (20,823)                (6,522)
 Net cash used for operating
  activities                         (874,475)               (275,250)

Investing activities:
 Equipment, improvements and
  fixtures acquired                  (86,907)                (30,623)
 Net cash used for investing
  activities                         (86,905)                (30,623)

Financing activities:
 Proceeds from issuance of
  common stock                       -                       675,000
 Proceeds, repayments to
  stockholder's                      6,250                   (173,182)
 Net (repayments) proceeds
  from note payable                  -                       61,490
 Payments on capital lease
  obligations                        -                       (982)
 Borrowings on bank line
  of credit                          853,769                 -
 Proceeds from issuance of
  preferred stock                    334,000                 -
 Redemption of preferred stock       (87,680)                -
 Proceeds from affiliates            12,500                  -
 Payments of Series B redeemable
 preferred stock net of
 interim accretion                   -                       (138,298)
Net cash provided by financing
  activities                         1,118,839               424,028

Net increase in cash                 157,459                 118,155
Cash at beginning of period          75,181                  401,010
Cash at end of period               $232,640                $519,165

Supplemental disclosure of cash flow information:
 Interest paid                      $91,858                 $93,612
 Taxes paid                         $800                    $780

Schedule of non-cash operating and financing activities:

 In connection with the issuance
  of common stock, 225,000 of
  common stock were issued
  as compensation for services     $ -                     $49,500
In connection with the issuance
  of preferred stock in lieu
  of finance charges               $16,000                 $ -
In connection with the conversion
  of debt into preferred stock     $528,070                $ -

See accompanying notes to consolidated financial statements (unaudited)

NOTE 1                 -           GENERAL

American Toys, Inc. "the Company" was incorporated in the State of
Delaware on February 12, 1993 for the purpose of acquiring 90% of the issued and outstanding common stock of Play Co. Toys & Entertainment Corp. ("Play Co."), a California based retailer of children's toys. As of June 30, 1996, the Company's ownership in Play Co. had been reduced to 67% as a result of Play Co.'s initial public offering and other stock transactions as further discussed in Note 4.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at March 31, 1996, included in the Company's Annual Report Form 10K-SB, filed with the Securities and
Exchange Commission.

The consolidated financial statements give retroactive effect for a one for four reverse stock split effected April 17, 1996.

During June 1996, European Venture Corp. ("EVC"), an affiliate of the Company's President, exercised its option and acquired 3,106,005 shares of common stock in exchange for 400,000 shares of common stock of Multimedia Concept International, Inc. ("Multimedia"). Accordingly, as of June 30, 1996, EVC became a 78% majority stockholder of the Company.

NOTE 2                 -           STOCK SUBSCRIPTION RECEIVABLE

On October 27, 1995, the Company's then majority stockholder Mister Jay Fashions International, Inc. ("Mister Jay") exercised its right pursuant to the terms of a special warrant and purchased 68,750 common shares at $2.00 per share and issued a twelve month promissory note for $550,000 bearing interest at 8% per annum, which note together with such shares has been canceled as of July 15, 1996. (See Note 9d for additional information).

NOTE 3                 -           NOTES PAYABLE

i)          Imperial Bank ("Imperial")

Until February 7, 1996, Play Co. had a borrowing agreement with Imperial which provided for a $5,500,000 line of credit secured by substantially all assets of the Play Co. The agreement, as amended, advanced funds with interest at 1.5% above the bank's prime lending rate and was guaranteed by the Company and Mister Jay. Under the agreement, Imperial also provided overseas lines of credit to secure inventory purchases from foreign suppliers which effectively reduced the available borrowings on the line of credit.

NOTE 3                 -           NOTES PAYABLE (Cont'd)

i)          Imperial Bank ("Imperial") (Cont'd)

In March 1994, Imperial was granted warrants to purchase 50,000 shares of common stock of Play Co. at an exercise price of $5 per share. The Company has not placed a value on the warrants which expire March 30, 1997. As of June 30, 1996, no warrants had been exercised by the bank.

In November 1995, Europe American Capital Corp. ("EACC"), an affiliate, provided a $2,000,000 letter of credit which increased available borrowings under the line of credit agreement from $3,500,000 to $5,500,000. In connection therewith, Play Co.
granted an option to EACC to purchase 350,000 shares of Play
Co.'s common stock at a price of 25 percent of the closing bid price for the common stock on the last business day prior to exercise. Such options expired during April 1996. Play Co. estimated the value of the option to be $224,000 and recorded such amount as additional paid-in capital. For the three months ended June 30, 1996, amortization of the value of the option aggregating to $28,000 is included in interest expense and financing costs. The unamortized value of the option, aggregating $151,200 at June 30, 1996, has been included in deferred financing costs. The exercise period expired on April 16, 1996 and no options have been exercised.

The line of credit agreement required compliance with certain loan covenants and included a requirement that the balance be paid in full as of December 31, 1995 and for a period of 30 days.
Interest was payable monthly on the line of credit which had an original maturity date of April 1, 1996.

As discussed below, on February 7, 1996, Play Co. obtained alternative financing and the entire balance due under the bank line of credit was repaid and the agreement was terminated.

ii)         Congress Financial Corporation ("Congress")

On February 7, 1996, Play Co. borrowed, under an agreement with Congress, approximately $2,243,000, which proceeds were used to repay the then outstanding borrowings under the bank line of credit with Imperial. The financing agreement provides for maximum borrowings up to $7,000,000 based upon 60% of eligible inventory. Outstanding borrowings bear interest at 1.5% above the prime rate, as defined. The agreement matures
February 1, 1998 and can be renewed for one additional year at the lender's option.

The agreement requires compliance with certain loan covenants, including maintaining, at all times, adjusted net worth, as defined, of $500,000. At June 30, 1996, Play Co. was in compliance with all such covenants.

The financing agreement is secured by substantially all assets of Play Co., is guaranteed by the Company and collateralized by a $2,000,000 letter of credit provided by EACC. As consideration for the letter of credit provided by EACC, Play Co. granted to EACC (i) an option to purchase up to an aggregate of 1,250,000 shares of Play Co.'s common stock at a purchase price of 25 percent of the closing bid price for Play Co.'s common stock on the last business day prior to exercise, for a period of six months commencing February 7, 1996, and (ii) an option to purchase up to an aggregate of 20,000,000 shares of Play Co's Series E preferred stock at a purchase price of $1.00 per share during the period from May 9, 1996 through May 8, 2001.

Play Co. estimated value of the option described in (i) above is insignificant to the accompanying financial statements. Play Co. estimated the value of the option described in (ii) above to be $234,000 and recorded such amount as additional paid-in capital. For the three months ended June 30, 1996, amortization of the value of the option aggregated $29,250 and is included in interest expense and financing costs. The unamortized value of the option, aggregating $188,813 at June 30, 1996, is classified as deferred financing costs.

On January 30, 1996, pursuant to the requirements of the financing agreement, the Company and Play Co. approved the exchange of the subsidiary note receivable from Play Co. for one share of Play Co.'s Series D preferred stock. Accordingly, all principal and accrued interest then owed under the above notes receivable, aggregating $1,399,044, was extinguished. In August 1996, this share was exchanged for 1,157,028 shares of Play Co.'s common stock (see Note 6d).

NOTE 4                 -           MINORITY INTERESTS

 In connection with the 90% acquisition of Play Co.'s common stock on May 7, 1993, the prior shareholders of Play Co. retained a (10%) ownership interest in Play Co. During June 1994, Play Co. issued a total of 150,000 shares of its common stock to two Directors and legal counsel. Such issuance of shares by Play Co. reduced the Company's interest in Play Co. to 84.6%. In addition, on November 9, 1994, Play Co.
 successfully completed its public offering and issued 784,950 shares of its $.01 par value common stock. The Company's ownership percentage in Play Co. was therefore reduced to approximately 65%. Lastly, between November 1994 and January 1995 the minority stockholders of Play Co. converted their Series A preferred stock for Play Co.'s common stock, and in January 1995 the Company converted its Series C preferred stock to 428,580 shares of Play Co.'s common stock thereby increasing its percentage ownership in Play Co. to 67%. As of June 30, 1996, the minority interest balance on the Company's books is $603,660 as a result of all of the above transactions and the proportionate share of PlayCo.'s losses. (See Note 5 below for additional information.)

NOTE 5                 -           RESTATEMENT OF MINORITY INTEREST

  The consolidated financial statements as of March 31, 1996 have been restated to change the method by which the Company was recording the minority shareholders interest in Play Co. The Company has elected to change from one method of accounting which records the total amount of the net proceeds received from Play Co.'s initial public offering as well as all other equity transactions subsequent thereto as the minority interest liability as opposed to a more generally accepted accounting principle. Accordingly, the Company is now reflecting the minority interest in Play
  Co. as a percentage of the net assets of Play Co. The cumulative net effect of this change in accounting method was a reduction of the minority interest liability and a net increase in stockholders' equity in the amount of $2,413,973.

NOTE 6                 -           STOCKHOLDERS' EQUITY

a)         Acquisition of Play Co.

  On May 7, 1993, the Company purchased 90% of the issued and outstanding common stock from the sole stockholders of Play Co. for $900,000 and 100% or 900,000 shares of the Series C redeemable preferred stock for $900,000.

b)         Initial public offering

 On April 7, 1994 the Company successfully completed its public offering. As a result, the Company sold 193,988 units which yielded net proceeds of $3,144,083 after deducting underwriter selling expenses and expense allowance, repayment of bridge loan and related accrued interest to the selling stockholder, and the pre-payment of the first year's financial consulting agreement with the underwriter. Simultaneously with the offering, the Company has charged all deferred offering costs incurred to additional paid-in capital which totalled $1,051,430.

c)     Equity transaction of Play Co.

 Effective May 9, 1996, Play Co.'s certificate of incorporation was amended, as follows:

   (i)  Play Co.'s name was changed to Play Co. Toys & Entertainment
        Corp.

   (ii) The number of shares of Play Co. common stock $.001 par value per share authorized to be issued is 30,000,000 as of July 31, 1996.

NOTE 6           -   STOCKHOLDERS' EQUITY (Cont'd)

c)     Equity transaction of Play Co. (Cont'd)

 (iii) The number of shares of $.001 par value preferred stock Play Co. is authorized to issue is 2,469,445 of which 469,444 shares were designated, Series B preferred stock, 1 share was designated Series D preferred stock and 2,000,000 shares were designated Series E preferred stock. The Series B preferred stock has been redeemed.

       The newly authorized common stock have identical rights to the previously authorized common stock.

       The holder of the Series D preferred stock is entitled to cumulative annual dividends at the annual rate of 7% and the right to vote at all meetings of the stockholders of Play Co., or consent in writing in lieu of voting, solely for the election of Play Co.'s board of directors. The holder of the Series D preferred stock is entitled to a preference on liquidation, dissolution or winding up of Play Co., subordinate to the preference granted to the holders of the Series B preferred stock.

       The Series E preferred stock is non-voting is not redeemable by Play Co. or the holders, and holders are entitled to cumulative dividends at $1.00 per share. The Series E preferred stock is convertible into 20 fully paid and nonassessable shares of Play Co.'s common stock at the holders' option and at any time during the three year period commencing two years after the issuance of the Series E preferred stock.

       (iv)
       On June 30, 1996, in return for the issuance of 334,000 shares of Series E Preferred Stock, EACC provided PlayCo. with $334,000. These shares of Series E Preferred Stock will be designated Class I Series E Preferred Stock.

  (v) In April 1996, PlayCo. converted $528,070 of debt consisting of a $500,000 note payable and accrued expenses to EACC in exchange for 528,070 shares of Series E Preferred Stock. The Series E Preferred Stock is separated into two classes. The Class I Series E Preferred Stock is convertible into 20 shares of Common Stock for each share of Series E Preferred Stock, at the holder's option at any time after the issuance of Series E Preferred Stock.
       The Class I Series E Preferred Stock is convertible into 20 shares of Common Stock for each share of Series E Preferred Stock, at the holder's option at any time commencing two years from the date of issuance of the Series E Preferred Stock.

NOTE 6           -   STOCKHOLDERS' EQUITY (Cont'd)

d)  Spin off of Play Co.'s common stock

 On June 1, 1996 the then majority stockholder of the Company, Mister Jay, authorized and consented to the spinoff of the shares of common stock of Play Co owned by the Company to the stockholders of the Company there being certain stockholders not eligible for the spin-off as of record date of August 15, 1996. Presently, the Company owns 2,548,930 or approximately 67% of the outstanding shares of common stock of Play Co.

 Additionally, the Company, as majority stockholder of Play Co. authorized the conversion of its 1 share of Series D Preferred Stock owned into 1,157,028 shares of Play Co.'s common stock, based on the average closing bid price ($1.21) of Play Co.'s shares for the period from March 1, 1996 to May 31, 1996.

e)     Issuance of shares

 On June 28, 1996, EVC entered into an option to acquire 3,106,005 shares of the Company's common stock for $1,800,000 or for an exchange for 400,000 shares of common stock of Multimedia Concepts International, Inc., ("Multimedia") which shares shall not be subject to the distribution. Multimedia is a Delaware Corporation which shares are quoted on the NASDAQ SmallCap Stock Market. Accordingly, during June 1996 EVC exercised its option and acquired 3,106,005 shares in exchange for 400,000 shares of common stock of Multimedia.

f)     Reverse stock split

 Pursuant to a special meeting of the shareholders on May 31, 1996, the Company effected as of April 17, 1996, a 1 for 4 reverse stock split. The consolidated financial statements give retroactive effect for a one for four reverse stock split.

NOTE 7           -    COMMITMENTS AND CONTINGENCIES

a)     Operating leases
 Retail Stores and Warehouse (Play Co.)

 Play Co. leases its retail store properties and various equipment under noncancelable operating lease agreements which expire through September
 2005 and require various minimum annual rentals. Several of the leases provide for renewal options to extend the leases for additional five or ten-year periods. Certain store leases also require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels.

 During the three months ended June 30, 1996 and 1995, Play Co. incurred rental expense under all operating leases of approximately $612,644 and $664,989, respectively.

NOTE 7           -   COMMITMENTS AND CONTINGENCIES (Cont'd)

 During the three months ended June 30, 1996 and 1995, Play Co. sub-leased portions of its warehouse building under noncancelable operating leases. Sub-lease income during the three months ended June 30, 1996 and 1995 was approximately $32,297 and $21,074, respectively.

 At March 31, 1996, the aggregate future minimum lease payments (receipts) due under these noncancelable leases are as follows:

Year ending                               Operating              Operating
March 31,                                 leases                 sub-leases

1997                                      $2,147,688             $(65,920)
1998                                      2,040,028              (67,066)
1999                                      1,859,454              (65,937)
2000                                      1,714,907              (67,153)
2001                                      819,617                -
Thereafter                                1,595,198              -

Total minimum lease
 payments (receipts)                      $10,176,892            $(266,076)

b)     Dependence on suppliers

Approximately thirty (30%) percent of Play Co.'s inventory is purchased directly from five (5) manufacturers. Play Co. typically purchases products from its suppliers on credit arrangements provided by the manufacturers. The termination of a credit line or the loss of a major supplier or the deterioration of Play Co.'s relationship with a major supplier would have a material adverse effect on the Company's business.

c)     Seasonality

Play Co.'s business is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December.
Accordingly, in order for Play Co. to operate it must obtain substantial short-term borrowings from a bank during the first three quarters of each fiscal year to purchase inventory and for capital and operating expenditures.
Historically, Play Co. has been able to obtain such financing and these borrowings have been repaid after the fourth quarter of its fiscal year.

NOTE 7           -   COMMITMENTS AND CONTINGENCIES (Cont'd)

d)     401(k) employee stock ownership plan

During August 1994, Play Co. adopted a 401(k) Employee Stock Ownership
Plan ("the Plan") which covers substantially all employees of Play Co. The Plan includes provisions for both an Employee Stock Ownership Plan
("ESOP") and a 401(k) Plan.

The ESOP allows only contributions by Play Co. which can be made annually at the discretion of Play Co.'s Board of Directors. The ESOP is designed to invest primarily in Play Co.'s stock.

The 401(k) portion of the Plan is contributed to by the employees of Play Co. through payroll deductions. Play Co. makes no matching contributions to the 401(k).

e)     1994 Stock Option Plan

In June 1994, Play Co. adopted the 1994 Stock Option Plan ("the Plan") which provides options to purchase an aggregate of not more than 150,000 share of common stock as may be granted from time to time by Play Co.'s Board of Directors. Concurrent with the adoption of the Plan, an option to purchase 10,000 shares of common stock at $2.10 per share was granted to Play Co.'s Secretary/Treasurer. As of June 30, 1996, no options to purchase common stock had been granted.

f)     Employment agreement

On June 1, 1996, the Company's prior President and current vice-president entered into a 5 year employment agreement. Pursuant to the employment agreement, the President shall not receive any monetary compensation during the term. As consideration, the Company's President was granted options pursuant to the five year employment agreement to purchase 1,000,000 shares at $1.00 for five years and 2,250,000 shares at $1.33 exercisable until December 31, 1996. During July 1996, the Company's President exercised his options to purchase 1,000,000 shares at $1.00 in full.

NOTE 8           - RELATED PARTY TRANSACTIONS

a)     Office and warehouse lease of Play Co.

Play Co. leases its main office and warehouse from a partnership, one partner of which is the President of Playco and the other the former president of Playco. The total rent expense under this lease for the three months ended June 30, 1996 and 1995 amounted to $56,979. The lease expires in April 2000.

b)     Sub-lease (Play Co.)

During the three months ended June 30, 1996 and 1995 sub-lease rental income included $26,367 and $21,074, respectively from a sub-lease with an entity in which the minority stockholders and employees of Play Co. have an ownership interest.

c)     Due from stockholders

The Company advanced funds to Mister Jay, the Company's majority stockholder and Transatlantic, a stockholder and entity under the common control of the Company's former President. These advances are unsecured and non-interest bearing. At June 30, 1996 such amounts due from Mister Jay, and Transatlantic amounted to $211,473.

d)     Due to affiliate

During March 1996, EACC loaned $500,000 to Play Co. and incurred costs related to the Congress financing agreement as discussed in Note 3(ii) totalling $28,070. In addition, an affiliate of the Company's former President advanced the Company $51,500 as of June 30, 1996.

During April 1996, EACC exercised its options and acquired 528,070 shares of Play Co.'s Series E preferred stock by converting advances amounting to $528,070.

f)     Employment agreement

On July 31, 1996, the Company entered into an employment agreement with Dr. Oliver Hilsenrath whereby Dr. Hilsenrath became the Company's President and Chief Executive Officer. As consideration, the President will receive a salary of $160,000 per annum and was granted options pursuant to the five year employment agreement to purchase 1,500,000 shares at $2.00 per share.

On June 1, 1996, the Company's former President and current vice-president entered into a 5 year employment agreement. Pursuant to the employment agreement, the Vice-President shall not receive any monetary compensation during the term. As consideration, the Company's Vice-President was granted options pursuant to the five year employment agreement to purchase 1,000,000 shares at $1.00 for five years and 2,250,000 shares at $1.33 exercisable until December 31, 1996. During July 1996, the Company's Vice-President exercised his options to purchase 1,000,000 shares at $1.00 in full.

NOTE 9           - SUBSEQUENT EVENTS

a)     Acquisitions

i) On July 10, 1996 the Company entered into a stock purchase agreement which agreement consummated on July 31, 1996, to acquire 51% of the outstanding shares of common stock of Labyrinth Communication Technology Group, Inc. ("Labyrinth"), whereby it purchased 20% of the shares for $2,000,000 from Labyrinth and exchanged 2,250,000 of its common shares for 310,000 shares of Labyrinth held by one of its stockholders.
     Upon consummation of this acquisition
     the founding shareholder of Labyrinth became the President and Chief Executive Officer of the Company. Labyrinth is a development stage company which is engaging in the research and development of wireless communications technology. Accordingly, on July 31, 1996 the Company paid Labyrinth $2,000,000 for 20% of Labyrinth's shares and issued 2,250,000 of its common shares for 310,000 shares or 31% of Labyrinth outstanding shares, aggregating 51%.

 ii) On July 10, 1996 the Company entered into an agreement to acquire 51% of the outstanding common shares of Mantra Technologies, Inc.
      ("Mantra") and an option to purchase the remaining 49% of the outstanding common shares for $500,000. Pursuant to the terms of the agreement, the Company has the right to acquire the remaining 49% of the outstanding shares of Common Stock in exchange for an aggregate of 1,000,000 shares of its Common Stock. In order for the Company to exercise its options, the closing bid price of its Common Stock must have been $5.00 for the previous 30 trading days prior to the date of exercise.

      Mantra is a development stage company which is developing an advanced user interface for the Internet and other data bases. Accordingly, on July 31, 1996 the Company paid $500,000 for 51% of the outstanding shares of Mantra.

b)     Private placement offering

On July 10, 1996 the Company commenced an offering of its shares of Common Stock in a private placement offering consisting of 600,000 shares of Common Stock for gross proceeds of $1,500,000. On July 31, 1996 the private placement was completed whereby 600,000 shares were sold for $1,500,000.

c)     Form S-8 registration statement

On July 23, 1996, pursuant to Form S-8 Registration Statement filed with Securities and Exchange Commission, the Company registered 3,250,000 common shares underlying options to issue common stock of the Company to the Company's former President and current vice-president. Of the 3,250,000 options, 1,000,000 options are exercisable at $1 each for a period of five (5) years. The remaining 2,250,000 options are exercisable at $1.33 each until December 31, 1996.
On July 31, 1996, the Company's President exercised his option to purchase 1,000,000 shares at $1.00 in full.

NOTE 9           - SUBSEQUENT EVENTS (Cont'd)

d)     Cancellation of stock subscription receivable

On July 15, 1996, the Company and it's previous majority stockholder, Mister Jay, mutually agreed to cancel the stock subscription receivable note along with the related and accrued interest totalling $582,083. Such note was issued on October 27, 1995 for the exercise of a special warrant issued to Mister Jay.

e)     Promissory note

On July 1, 1996, the Company received a five (5) year promissory note amounting to $110,606 representing advances made by the Company to its previous majority stockholder, Mister Jay. Such note bears interest at 8% per annum. Interest is payable semi-annually with principal due at the end of note.

ITEM 2           -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was organized in February, 1993. The results of operations for the three months ended June 30, 1996 and 1995 relate mainly to the Company's subsidiary, PlayCo Toys ("PlayCo") since the Company itself does not generate any operating revenue or had any material operations independent of those of PlayCo.

       RESULTS OF OPERATIONS

American Toys, Inc. ("American Toys or the Company")
Three months ended June 30, 1996 compared to three months ended June 30, 1995.

For the three months ended June 30, 1996 and 1995, American Toys incurred total expenses amounting to $23,636 and $103,242 respectively. For the three months ended June 30, 1996, the total expenses amounting to $23,636 was related to professional fees, filing fees and general corporate expenses. For the three months ended June 30, 1995, of the total expenses amounting to $103,242, $49,500 incurred as a result of the issuance of common stock to the Company's Chief Executive Officer and a Director as consideration for services provided in connection with the Company's operations. The remaining costs for such period related to professional, filing fees, and other general corporate expenses.

PlayCo

Three months ended June 30, 1996 compared to three months ended June 30,
1995

For the three months ended June 30, 1996 compared to the three months ended June 30, 1995.

Sales for the three months ended June 30, 1996 decreased to $3,184,903 from $4,138,313. This represents a decrease of $953,410 or approximately 23%. Approximately $442,000 of the decrease in sales is directly attributable to the decreased sales of Milk Cap game products and the reduction of one retail store location. Additionally, retail store sales for the three months ended June 30, 1996 decreased by approximately 14.5% from the sales level achieved for the three months ended June 30, 1995. The Company operated 17 and 18 retail locations during the three month period ended June 30, 1996 and 1995, respectively. Wholesale sales of non-milk cap game products decreased slightly to $152,853 for the three month period ended June 30, 1996 from $153,622 for the three month period ended June 30, 1995.

Gross profit decreased slightly to 32.44% for the three months ended June 30, 1996 from 32.46% for the three months ended June 30, 1995.

Operating expenses decreased to $1,837,372 (or 57.69% of net sales) from $2,400,866 (or 58.02% of net sales). Such decrease of approximately $563,494 or 23.47%, is primarily attributable to decreased payroll expense due to the re-organizing of personnel and decreased supplies and expenses required for the milk-cap game program.

Interest and financing expense for the three month period ended June 30, 1996 increased to $179,174 from $85,509 for the three month period ended March 31, 1996. The $179,174 of interest for the three month period ending June 30, 1996 includes $91,858 incurred on borrowings on the Company's line of credit and $53,686 of amortization of financing costs incurred to obtain the line of credit arrangement.

ITEM 2           -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     (Cont'd)

Liquidity and CapItal Resources

At June 30, 1996 the Company had a working capital deficit of $320,425.

On February 1, 1996, the Company entered into a "Loan and Security
Agreement" (the "Loan Agreement") with Congress Financial Corporation ("Congress"). Funds drawn on February 7, on the loan agreement of $2,000,000 were used to repay the amounts due under a previous line of credit arrangement with Imperial Bank, effectively terminating that borrowing arrangement. The Loan Agreement provides for maximum borrowings of $7,000,000 based on the "Cost Value of Eligible Inventory" as defined in the Loan Agreement. The only material financial covenant in the Loan
Agreement is the requirement that the Company maintain at all times an adjusted net worth of not less than $500,000. The Loan Agreement requires the payment of a quarterly service fee of $8,750, is secured by substantially all assets of the Company and is further collateralized by the $2,000,000 letter of credit originally provided for the benefit of Imperial Bank. Interest on outstanding balances is charged at prime plus 1.5%. The Loan Agreement matures February 1, 1998. Congress can extend the Loan Agreement for an additional year at its option. The balance outstanding under the Loan
Agreement totalled $4,256,793 as of June 30, 1996.

Sources of funds to repay obligations as described above, are typically generated from sales during the peak selling season from October to December of each year.

Approximately 45 to 49% of the Company's annual sales are generated during the months of October through December due to the significant seasonality of the toy industry. Vendors generally extend terms during the balance of the year. Vendors are generally repaid in December and January of each year, at a time when inventory levels are significantly reduced.

The Company believes that its cash on hand, together with its new credit facility, will be sufficient to meet its working capital needs during fiscal year ending March 31, 1997.

                                               PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:

       None

ITEM 2 - Changes in Securities:

       Pursuant to a special meeting of the shareholders on May 31, 1996, the Company effected as of April 17, 1996, a 1 for 4 reverse stock split.

ITEM 3 - Defaults Upon Senior Securities:

       None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

       None

ITEM 5 - Other Information:

       None

ITEM 6 - Exhibits and Reports on Form 8-K:

       The Company filed a Report on Form 8-K on July 24, 1996 which is attached hereto as an exhibit.

                                                       FORM 10-QSB

                                                       SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                 American Toys, Inc.
                 (Registrant)


August 16, 1996    /s/ Dr. Oliver Hilsenrath
Date                       Dr. Oliver Hilsenrath
                         Chief Executive Officer, President and Director