Form 10KSB/A
period 1996-03-31
AMERICAN TOYS INC
filed 1996-11-13
CIK 912083

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                         FORM 10-KSB/A
(Mark One)
                    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                            THE
                                SECURITIES EXCHANGE ACT OF 1934

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
(State or other jurisdiction of               (I.R.S. Employer Identification
Incorporation or organization)                No.)


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

                                            PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          All exhibits except those designated with an asterisk (*), which exhibits are filed herewith, have previously been filed with the Commission in connection with the Company's Registration Statement on Form SB-2 dated March 28, 1994 under file No. 33-68306-NY, or on Form 8-K dated July 11, 1996, pursuant to
17 C.F.R. Section 230.411, are incorporated by reference herein.

2.1                  -         Stock Purchase Agreement Among the Company, Labyrinth
                               Technology Group, Inc. and the stockholders of Labyrinth
                               Communications Technology Group, Inc., dated July 10, 1996
                               (Incorporated by reference to the indicated exhibit in the
                               Company's Form 8-K dated July 11, 1996).
2.2                  -         Stock Purchase Agreement Among the Company, mantra
                               Technologies, Inc., and the stockholders of Mantra Technologies,
                               Inc., dated July 10, 1996 (Incorporated by reference to the indicated exhibit in the Company's Form 8-K dated July 11,
                               1996).
3.1                  -         Certificate of Incorporation of the Company filed February 12,
                               1993.
3.2                  -         Amended and Restated Certificate of Incorporation of the
                               Company filed on August 25, 1993.
3.3                  -         Amended and Restated Certificate of Incorporation of Play Co.
                               Toys, filed on April 7, 1993.
3.3(a)               -         Amended and Restated Certificate of Incorporation of Play Co.
                               Toys, filed on June 15, 1994.
3.4                  -         By-Laws of the Company.
3.5                  -         Specimen Common Stock Certificate.
3.6                  -         By-Laws of Playco.
3.7                  -         Letter waiving redemption right and Put Option on Series C
                               Preferred Stock.
4.1                  -         Specimen Public Warrant Certificate.
4.2                  -         Specimen Distribution Warrant Certificate.
4.3                  -         Special Warrant.
4.5                  -         Form of Public Warrant Agreement between the Company and
                               Continental Stock Transfer & Trust Company.
4.6                  -         Form of Distribution Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.
4.7                  -         Form of Option from Stockholders of Mantra, dated July 10, 1996
                               (Incorporated by reference to the indicated exhibit in the
                               Company's Form 8-K dated July 11, 1996).
5.0                  -         Opinion of Lampert & Lampert.
10.5                 -         Security Agreement from Play Co. to Amex Financial Services
10.6                 -         Promissory Note from Play Co. to Amex Financial Services
10.7                 -         Warrant Agreement from Play Co. to Amex Financial Services
10.8                 -         Guarantee from Michael Warren to Amex Financial Services
10.9                 -         Guarantee from Mr. Jay to Amex Financial Services
10.10                -         Guarantee from the Company to Amex Financial Services
10.11                -         Stock Purchase Agreement between Play Co. and the Company
10.12                -         Stockholders' Agreement between Play Co. shareholders
10.13                -         Put Agreement between Play Co. and Tom Davidson
10.14                -         Put Agreement between Play Co. and Richard Brady
10.15                -         Call Agreement between Play Co. and Tom Davidson
10.16                -         Call Agreement between Play Co. and Richard Brady
10.17                -         Non-Competition Agreement between Play Co. and Tom Davidson
10.18                -         Non-Competition Agreement between Play Co. and Rich Brady
10.19                -         Non-Competition Agreement between Play Co. and Don Welker
10.20                -         Compensation Agreement between Michael Warren and the
                               Company
10.22                -         Lease Agreement for Store-Escondido
10.23                -         Lease Agreement for Store-Convoy
10.24                -         Lease Agreement for Store-Oceanside
10.25                -         Lease Agreement for Store-El Toro
10.26                -         Lease Agreement for Store-Chula Vista
10.27                -         Lease Agreement for Store-El Cajon
10.28                -         Lease Agreement for Store-Ontario
10.29                -         Lease Agreement for Store-Simi Valley
10.30                -         Lease Agreement for Store-Encinitas
10.31                -         Lease Agreement for Store-San Dimas
10.32                -         Lease Agreement for Store-Anaheim
10.33                -         Lease Agreement for Store-Rialto
10.34                -         Lease Agreement for Store-Redlands
10.35                -         Lease Agreement for Store-Rancho Cucamonga
10.36                -         Lease Agreement for Store-Woodland Hills
10.37                -         Lease Agreement for Warehouse-Executive Offices
10.38                -         Lease Agreement for Store-Pasadena
10.39                -         Employment Agreement of Thomas Davidson
10.40                -         Employment Agreement of Richard Brady
10.41                -         The 1993 Stock Option Plan
10.42                -         Agreement between the Company and Play Co. terminating Put
                               Option and redemption of Series C preferred shares
10.43                -         Lease Agreement for Store-Lakewood
10.44                -         Lease Agreement for Store-Corona Plaza
10.45                -         Note from Playco to the Company
10.46                -         Loan Agreement, Subordination Agreement, Security Agreement
                               and Note for Imperial Loan.
10.49                -         Distribution Warrant with restrictive legend issued to Mr. Jay
                               Principal Shareholders
10.50                -         Extension of Warehouse Lease
10.51                -         Exercise of Put Option
10.52                -         Promissory Note for $250,000 from Playco to the Company
10.53                -         Waiver of Loan Covenants by Imperial
10.53(a)             -         Waiver of Loan Covenants by Imperial dated June 13, 1994.
10.54                -         Letter of Credit from Europe American Capital Corp.
10.55                -         Letter of Credit from Europe American Capital Corp.
10.56                -         Employment Agreement of Irwin S. Lampert
10.57                -         Guarantees of American Toys to toy trade.
10.58                -         Joint Venture Agreement with Laiko International Co., Inc.
10.59                -         Note from Playco to American Toys in the amount of $1,250,000 dated February 28, 1994
10.60                -         Note for Playco to American Toys in the amount of $200,000 dated May 10, 1994
10.61                -         Note from Playco to American Toys in the amount of $150,000 dated July 1, 1994
10.62                -         Note for Playco to American Toys in the amount of $100,000 dated August 9, 1994
10.63                -         Note from Richard L. Brady to American Toys in the amount of
                               $50,000 dated April 1, 1994
10.64                -         Note from Thomas M. Davidson to American Toys in the amount of $50,000 dated April 1, 1994
10.65                -         Direct delivery Purchase Agreement between Playco and Camp
                               Pendleton
10.66                -         Director delivery Purchase Agreement between Playco and
                               MCRD, San Diego.
10.67                -         Waiver of Playco's right to call shares of Messrs. Brady and
                               Davidson.
10.68                -         Lease extension - El Toro Store
10.69                -         Extension of Imperial Loan dated December 31, 1994.
10.70                -         Joint Venture Agreement for Asher Playco, LLC.
10.71                -         Waiver dated June 29, 1995 from Imperial Bank
10.72                -         Letter dated May 24, 1995 from TransAtlantic Commerce Corp.
                               to the Company.
10.73                -         Employment Agreement with Ilan Arbel (Incorporated by reference to the indicated exhibit in the Company's Form 8-K dated July 11,
                               1996).
10.74                -         Form of Employment Agreement with Dr. Oliver Hilsenrath
                               (Incorporated by reference to the indicated exhibit in the
                               Company's Form 8-K dated July 11, 1996).
10.75                -         Form of Stockholders Agreement for Labyrinth (Incorporated by
                               reference to the indicated exhibit in the Company's Form 8-K dated July 11, 1996).
27                   -         Financial Data Schedule
/TABLE

                                          SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of November, 1996.


          AMERICAN TOYS, INC.



By:       \s\ Dr. Oliver Hilsenrath
          Dr. Oliver Hilsenrath, President and
          Chairman of the Board of Directors

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


\s\ Dr. Oliver Hilsenrath             Chief Executive Officer                        11/12/96
Dr. Oliver Hilsenrath                 President and Director



\s\ Regina Gindin                     Director                                       11/12/96
Regina Gindin


\s\ David Tamir                       Director                                       11/12/96
David Tamir
