Form 10QSB
period 1996-09-30
AMERICAN TOYS INC
filed 1996-11-20
CIK 912083

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20659



[  X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934


                                       Or



[      ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                       September 30, 1996
                               ----------------------------------------



Commission File Number                               0-24742


                                   U.S. WIRELESS CORPORATION

     (Exact name of registrant as specified in is charter)


                  Delaware                            13-3704059
(State or other jurisdiction of incorporation or      (I.R.S. Employer
organization)                                         Identification No.)



2694 Bishop Drive, San Ramon, California      94583
(Address of principal executive offices)      (Zip Code)



                                 (510)830-8801
              (Registrant's telephone number, including area code)

                              AMERICAN TOYS, INC.
(Former name, former address and former fiscal year if changed from last report)

     Check whether the issuer (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     APPLICABLE TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan conformed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     Common stock, par value $.01 per share: 8,533,130 shares outstanding as of September 30, 1996.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

Consolidated  condensed balance sheets as of September 30, 1996 (unaudited)
and March 31, 1996 (restated)                                                             3

Consolidated  condensed statements of operations  (unaudited) for the three
and six months ended September 30, 1996 and 1995                                          4

Consolidated  condensed  statements of cash flows (unaudited) for the three
and six months ended September 30, 1996 and 1995                                          5

Notes to consolidated condensed financial statements                                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSES OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                    10

PART II. OTHER INFORMATION

ITEM 5.  Other information                                                                13

Signatures                                                                                14

PART I  -      FINANCIAL INFORMATION
ITEM 1. -      FINANCIAL STATEMENTS

                           U.S. WIRELESS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                     September 30, 1996           March 31, 1996
                             ASSETS                                        (Unaudited)       (Restated - Note)
Current Assets:
Cash                                                             $4,297,198                    $75,181
Accounts receivable                                              --                            121,586
Merchandise inventories                                          --                            6,259,084
Due from stockholder                                             --                            217,723
Other current assets                                             --                            331,111
                                                                 --                            -------
         Total current assets                                    4,297,198                     7,004,685

Equipment, improvements and fixtures, net of
         accumulated depreciation and amortization               60,710                        1,858,538
Due from stockholder                                             112,818
Investment in common stock                                       1,800,000                     --
Excess of cost over basis of net assets acquired, net
         of accumulated amortization                             2,225,000
Other assets                                                     --                            457,526
                                                                 --                            -------

         Total assets                                            $8,495,726                    $9,320,749
                                                                 ==========                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Note payable                                                     $--                           $3,403,025
Accounts payable and accrued expenses                            99,474                        3,191,695
Due to affiliates                                                --                            567,070
                                                                 --                            -------
         Total current liabilities                               99,474                        7,161,790

Deferred rent liability                                          --                            197,935
                                                                 --                            -------
         Total liabilities                                       99,474                        7,359,725

Minority interest                                                1,113,225                     --

Redeemable preferred stock                                       --                            87,680

Stockholders' Equity:
Common stock                                                     112,151                       35,760
Additional paid-in capital                                       16,479,487                    9,597,878
Accumulated deficit                                              (9,308,611)                   (7,210,294)
                                                                 ----------                      --------
         Sub-total stockholder's equity                          7,283,027                     2,423,344
Less: stock subscription receivable                              --                            (550,000)
                                                                  -                             -------
         Total stockholders' equity                              7,283,027                     1,873,344
                                                                 ---------                     ---------

         Total liabilities and stockholders' equity              $8,495,726                    $9,320,749
                                                                 ==========                    ==========

         See accompanying notes to consolidated condensed financial statements.

                            U.S. WIRELESS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended                 Six Months Ended
                                        September 30,                      September 30.
                                        ------------------------------------------------
                                        1996           1995                1996           1995
----------------------------------------------------------------           -------------------
Net sales                               1,839,435      3,967,276           5,024,338      8,105,590

Costs and expenses:
Cost of sales                           1,277,677      2,795,231           3,429,395      5,428,579
Operating expenses                      1,050,236      2,068,696           2,897,494      4,534,756
Common stock of subsidiary
         issued for compensation        424,000        --                  424,000        --

Amortization of excess cost over
         basis of net assets acquired   25,000         --                  31,542         --
Interest expense and financing
         costs net of interest income   30,298         96,042              209,472        181,551
                                        ------

         Total costs and expenses       2,807,211      4,959,969           6,991,903      10,144,886

Loss before minority interest           (967,776)      (992,693)           (1,967,565)    (2,039,296)

Minority interest in net losses
         of subsidiaries                358,886        283,333             633,295        588,193
                                        -------                            ----------------------

Net loss                                (608,890)      (709,360)           (1,334,270)    (1,451,103)

Loss per common equivalent share:
Loss before minority interest           $(.14)         $(.30)              $(.37)          $(.65)
Minority interest in net loss           .05            .09                 .12             .19
                                         --             --------------------------------------
Net loss                                $(.09)         $(.21)              $(.25)         $(.46)
                                        ======         ======              ======         ======

Weighted average number of common shares
outstanding                             6,739,608      3,260,980           5,377,289      3,138,480
                                        =========      =========           =========      =========

        see accompanying notes to consolidated condensed financial statements.

                            U.S. WIRELESS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                            Six Months Ended September 30,
                                                            1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $(1,334,270)        $(1,451,103)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization                               224,930
Amortization of excess of cost over net
     assets acquired                                        31,542              39,254
Minority interest in net losses of subsidiaries             (633,295)           (588,193)
Issuance of common stock for compensation
   and financing costs                                      440,000             151,900
Increase (decrease) from changes in assets and
 liabilities, net of effects of spin-off of subsidiary:
Accounts receivable                                         (165,207)           160,604
Merchandise inventories                                     (1,743,239)         (1,845,551)
Other current assets                                        180,310             (80,666)
Deposits                                                    (2,000)             2,102
Accounts payable                                            1,717,705           2,164,359
Accrued expenses                                            (126,635)           (225,697)
Deferred rent liability                                     (20,823)            (15,000)
                                                            -------             -------
         Net cash used for operating activities             (1,430,982)         (1,498,567)
                                                            -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment, improvements and fixtures acquired               (220,932)           (67,067)
                                                            ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                      4,406,000           675,000
Repayments of stockholder's advances                        (494,248)           (315,601)
Proceeds from note payable                                  1,465,859           1,092,361
Payment on capital lease obligations                        --                  (41,179)
Proceeds from issuance of preferred stock                   584,000
Redemption of Series B redeemable preferred stock           (87,680)            (155,404)
                                                            -------              --------
         Net cash provided by financing activities          5,873,931           1,255,177
                                                            ---------           ---------

NET INCREASE (DECREASE) IN CASH                             4,222,017           (310,457)
CASH, beginning of period                                   75,181              401,010
                                                            ------              -------
CASH, end of period                                         $4,297,198          $90,553
                                                            ==========           ======


                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and its results of operations and cash flows. The results of operations for the three and six month periods September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1996, filed with the Securities and Exchange Commission.

NOTE 2 - GENERAL

     U.S. Wireless Corporation (USWC or the Company) changed its name from American Toys, Inc. on October 21, 1996.

     In June 1996, European Venture Corp. (EVC), an affiliate of the Company's then President, exercised its option and acquired 3,106,005 shares of the Company's Common Stock in exchange for 400,000 shares of common stock of Multimedia Concept International, Inc. (MMCI). MMCI is a publicly-held company whose shares are traded on the Nasdaq Small Cap Stock Market.

     With the acquisition of 3,106,005 shares of the Company's Common Stock, EVC became a 78% majority stockholder of the Company.

NOTE 3 - INVESTMENT IN PLAY CO. TOYS & ENTERTAINMENT CORP.

     On June 20, 1996, the Company, which owned 2,548,930, or approximately 66.0% of the 3,863,530 issued and outstanding $.01 par value common shares of Play Co. Toys & Entertainment Corp. (PCT) as of such date pursuant to the consent of its then majority stockholders, Mister Jay Fashions International, Inc. (Mr. J) and EVC, executed a written consent authorizing PCT to amend its certificate of incorporation such that (i) PCT's Series D Preferred Stock was converted into 1,157,028 shares of PCT's Common Stock based on the average closing bid price for the ninety (90) day period from March 31, 1996 to May 30, 1996 ($1.21) resulting in the Company holding 3,741,958 of the then total 5,020,558 shares of PCT's common stock (or approximately 74%), and (ii) PCT's Series E Preferred Stock shall be separated into two classes; the Class I Series E Preferred Stock, which shares shall be convertible at any time into twenty
(20) shares of PCT's $.01 par value Common Stock, and the Class II Series E Preferred Stock, which shares shall be convertible two (2) years from issuance into twenty shares of PCT's common stock.

     In August 1996, the Company authorized the spin-off of its shares of PCT's common stock by distributing the shares to its stockholders of record on August 15, 1996. As a result, a dividend of approximately $732,000, representing the approximate net book value of the investment in PCT as of August 15, 1996, was recorded.

NOTE 4 - RESTATEMENT OF MINORITY INTEREST

     The consolidated financial statements as of March 31, 1996 have been restated to change the method by which the Company was recording the minority shareholders interest in PCT. The Company elected to change from one method of accounting which records the total amount of the net proceeds received from PCT's November 1994 initial public offering as well as all other equity transactions subsequent thereto as the minority interest liability as opposed to a more generally accepted accounting principles. Accordingly, the Company now reflects the minority interest in PCT as a percentage of the net assets of PCT. The cumulative effect of this change in accounting method was a reduction of the minority interest liability and an increase in the Company's stockholders' equity of $2,413,973 as of March 31, 1996.

     As of September 30, 1996, the Company no longer reflects a minority interest liability relative to PCT as a result of the spin-off of that investment, as described in Note 3.

     The effect of the change in accounting principle on the results of operations and cash flows for the prior year's three and six month periods ended September 30, 1995 was insignificant as the nature of the adjustment represented a reclassification between liabilities and equity in the Company's balance sheet.

     As of September 30, 1996, the minority interest liability results from the acquisitions and activities of Labyrinth and Mantra (Note 5).

NOTE 5 - ACQUISITIONS

Labyrinth Communication Technologies Group, Inc. (Labyrinth)

     On July 31, 1996, USWC consummated a stock purchase agreement and acquired 51% of the outstanding shares of common stock of Labyrinth, whereby 20% of the shares were acquired for $2,000,000 from Labyrinth and an additional 31% was acquired from the principal stockholder of Labyrinth for 2,250,000 shares of the Company's Common Stock. Upon consummation of this acquisition, the founding shareholder of Labyrinth, Dr. Oliver Hilsenrath, became the Company's President and Chief Executive Officer. Labyrinth is a development stage company engaging in the research and development of wireless communications technology.

Mantra Technologies, Inc. (Mantra)

     On July 31, 1996, USWC consummated an agreement and acquired 51% of the outstanding common shares of Mantra and an option to acquire the remaining 49% of the outstanding shares of common stock for an aggregate purchase price of $500,000. Pursuant to the terms of the agreement, the Company has the right to acquire the remaining 49% of the outstanding shares of common stock in exchange for an aggregate 1,000,000 shares of the Company's Common Stock. In order for the Company to exercise its options, the closing bid price of its Common Stock must have been at least $5.00 for the thirty (30) trading days prior to the date of exercise. Mantra is a development stage company which is developing an advanced user interface for the InterNet and other data bases.

NOTE 6 - CANCELLATION OF STOCK SUBSCRIPTION RECEIVABLE

     The Company's previous majority stockholder, Mr. J, exercised its right, pursuant to the terms of a special warrant, and purchased 68,750 shares (retroactively effected for a one for four reverse split of the Company's Common Stock effected in April 1996) of the Company's Common Stock at $8.00 per share (retroactively effected for a one for four reverse split of the Company's Common Stock effected in April 1996) and issued a twelve month promissory note for $550,000 bearing interest at 8% per annum. The note, together with accrued interest of $32,083 and the related shares of Common Stock, was canceled by mutual agreement on July 15, 1996

NOTE 7 -CAPITAL TRANSACTIONS

Private Placement Offerings

     During July 1996, the Company commenced and completed a private placement of its Common Stock, whereby it sold 600,000 shares of its Common Stock for gross proceeds of $1,500,000.

     Also, as of July 31, 1996, Labyrinth completed a private placement of its common stock resulting in the sale of 79,000 for gross proceeds totaling $948,000.

Form S-8 Registration Statement

     On July 23, 1996, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, the Company registered 3,250,000 shares of Common Stock underlying options held by the Company's former President and current vice-president. Of the 3,250,000 options, 1,000,000 were exercisable at $1.00 per share and were exercised in full on July 31, 1996. The remaining 2,250,000 options are exercisable at $1.33 per share until December 31, 1996 of which 751,880 were exercised in August 1996 for an aggregate $1,000,000. No shares have been resold pursuant to this registration statement.

Increase in Authorized Shares of Common Stock

     On October 21, 1996, the Company amended its Certificate of Incorporation to increase the number of authorized shares of its Common Stock from 10,000,000 to 40,000,000. The amendment was authorized by certain stockholders beneficially owning a majority of the outstanding shares of Common Stock. The Company's stockholders were notified of the proposed amendment and consent thereto in an information statement mailed to the stockholders on September 27, 1996. (See
Note 2.)

Shares Issued for Compensation

     During the three months ended September 30, 1996, 106,000 shares of Labyrinth common stock were issued to certain of Labyrinth's officers and key employees in connection with employment agreements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company was originally organized in February 1993. Historically, through August 15, 1996, the Company's results of operations have related primarily to the Company's majority-owned subsidiary, Play Co. Toys. & Entertainment Corp. (PCT). As discussed in Note 3 to the financial statements, the Company's shares of PCT was spun-off to the Company's stockholders and recorded as a dividend effective August 15, 1996. With the acquisition of 51% of the common stock of each of Labyrinth Communication Technologies Group, Inc. (Labyrinth) and Mantra Technologies, Inc. (Mantra) as of July 31, 1996, the Company has changed its business focus from that of a holding company for the retail operations for PCT to a holding company for research and development in the technology industry, in particular, that related to wireless communication and InterNet and data base interface technology.

     Therefore, the results of operation for the portion of the three and six month periods ended September 30, 1996 that the Company maintained its investment in PCT, until its spin-off effective August 15, 1996, are not directly comparable to the full three and six month periods ended September 30, 1995. Additionally, as the Company has divested itself of its investment in PCT, the results of operations through September 30, 1996 are not an indication of any future results of operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 as Compared to the Three Months Ended September 30, 1995

     The Company had net sales of $1,839,435 during the three months ended September 30, 1996 as compared to sales of $3,967,276 for the three months ended September 30, 1996. The decrease in sales is due to overall decreased sales of PCT and the inclusion of only 46 days of activity in the three month period ended September 30, 1996 as compared to 92 days in the period ended September 30, 1995.

     Cost of sales, operating expenses and interest and financing costs for the three month period ended September 30, 1996 also decreased from the amounts for the prior year due to the short period of the Company's majority-ownership of PCT during the three-month period ended September 30, 1996.

     Operating activities for Labyrinth and Mantra were relatively insignificant for the period from July 31, 1996, the date of acquisition of the 51% majority interest, to September 30, 1996. Labyrinth, however, did record compensation expense of $424,000 relative to 106,000 shares of its common stock issued to its officers and key employees.

     For the three months ended September 30, 1996, the Company recorded $25,000 of amortization of the excess of cost over basis of the net assets acquired in the Labyrinth acquisition.

     As a result, the Company recorded a net loss, after adjustment for minority interest in PCT, of $(608,890), or $(.09) per share, for the three months ended September 30, 1996 as compared to a net loss after adjustment for minority interest in PCT of $(709,360), or $(.21) per share, for the three months ended September 30, 1995.

Six Months Ended September 30, 1996 as Compared to the Six Months Ended September 30, 1995

     The Company had net sales of $5,024,338 during the six months ended September 30, 1996 as compared to sales of $8,105,590 for the six months ended September 30, 1996. The decrease in sales is due to overall decreased sales of PCT and the inclusion of only 138 days of activity in the three month period ended September 30, 1996 as compared to 183 days in the period ended September 30, 1995.

     Cost of sales, operating expenses and interest and financing costs for the three month period ended September 30, 1996 also decreased from the amounts for the prior year due to the short period of the Company's majority-ownership of PCT during the three -month period ended September 30, 1996.

     Operating activities for Labyrinth and Mantra were relatively insignificant for the period from July 31, 1996, the date of acquisition of the 51% majority interest, to September 30, 1996. Labyrinth, however, did record compensation expense of $424,000 relative to 106,000 shares of its common stock issued to its officers and key employees.

     For the three months ended September 30, 1996, the Company recorded $25,000 of amortization of the excess of cost over basis of the net assets acquired in the Labyrinth acquisition.

     As a result, the Company recorded a net loss after adjustment for minority interest in PCT, of $(1,334,270), or $(.25) per share, for the six months ended September 30, 1996 as compared to a net loss after adjustment for minority interest in PCT of $(1,451,103), or $(.46) per share, for the six months ended September 30, 1995.

Research and Development - Future Operations

     Labyrinth anticipates that the research and development stage of its planned products will continue for approximately six months while testing of the planned products may require an additional twelve months. Therefore, Labyrinth does not anticipate receiving any revenues from operations for at least eighteen months. The funds raised by Labyrinth through private placement and its sale of the 51% to the Company will be used for general corporate purposes including salaries, fees and expenses, as well as for developing prototypes and, eventually, the initial marketing of its planned products.

     Likewise, Mantra is also in the development stage and working on the development of a software package that operates in the background of the personal computer to access InterNet data which correlates to the users' personality/profile and business objectives; which service shall be designed to optimize search time and use of the InterNet. Mantra is currently developing the technology and working on the development of a prototype.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company has working capital totaling $4,197,724. At September 30, 1996, the Company has $4,297,198 in business checking and money market accounts. These funds resulted from the following:

     (i) Issuance of 1,000,000 shares of Common Stock upon exercise of options in July 1996 for $1,000,000;

     (ii) Issuance of 600,000 shares of Common Stock upon completion of a private placement in July 1996 for $1,500,000 less offering costs of $42,000;

     (iii) Issuance of 79,000 shares of Labyrinth common stock in July 1996 for $948,000; and

     (iv) Issuance of 751,880 shares of Common Stock upon exercise of options on August 1996 for $1,000,000.

     The Company believes that its available cash as of September 30, 1996 will be sufficient to fund its operating needs through the balance of the fiscal year.

Trends Affecting Liquidity, Capital Resources and Operations

     As the nature of the Company's operations have shifted to development stage operations, management is currently not aware of any trends that may affect its liquidity, capital resources and operations.

     However, the Company's future operations could be adversely affected if the Company's timetable for the development, marketing and manufacturing of its products exceeds the available capital resources. The primary initial expenses of the new operations will include the salaries of its officers, who comprise the research and development team. The Company may need additional financing in order to complete its product development and testing for marketing and sales. The Company's limited resources, in addition to its anticipated continued research, development and testing for approximately 12-18 months or until about January 1998, may cause significant strain on the Company's management, technical, financial and other resources.

Inflation and Seasonality

     Inflation and seasonality are currently not expected to have a material effect on the Company's liquidity, capital resources and operating activities.

PART II  -        OTHER INFORMATION

ITEM 1 - Legal Proceedings:

                  NONE

ITEM 2. -         Changes in Securities

     Effective as of October 21, 1996, the Company amended its Certificate of Incorporation to increase the number of authorized shares of its Common Stock from 10,000,000 to 40,000,000. The amendment was authorized by certain stockholders beneficially owning a majority of the outstanding shares of Common Stock. The Company's stockholders were notified of the proposed amendment and consent thereto in an information statement mailed to the stockholders on September 27, 1996.

ITEM 3 - Defaults Upon Senior Securities

                  NONE

ITEM 4 - Submission of Matters to a Vote of Security Holders

                  See Item 2 above.

ITEM 5 -          Other Information

     On November 12, 1996 the Company entered into a memorandum of understanding to form a strategic alliance with Zeta, a division of Sierra Networks, Inc. ("Zeta"), for the development and manufacture of the Company's FlyBeam (TM) product. The FlyBeam (TM) is an infrastructure product designed to interface with current base station hardware to enhance cellular capacity beyond current saturation levels. The product shall increase capacity by efficiently accessing each sectors capability. Subject to a formal agreement, Zeta is presently providing the Company with hardware and equipment, technical support and testing facilities in order for the Company to expedite the process of developing and initially testing the FlyBeam (TM). It is anticipated that upon entering into a formal agreement, Zeta's and the Company's project managers shall work closely with the development staff in configuring the products hardware design and production line set up in coordinating a manufacturing plan for the FlyBeam
(TM). It I s the intent of the parties that pursuant to Zeta's development of a manufacturing plan, it shall produce the initial FlyBeams (TM) on behalf of the Company in preparing its Alpha and Beta site testing.

ITEM 6 - Exhibits and Reports on Form 8-K

     (i) A Form 8-K, dated July 11, 1996, was filed regarding the acquisitions of the majority interests in Labyrinth Communication Technologies Group, Inc. and Mantra Technologies, Inc.

     (ii) A Form 8-K, dated November 4, 1996, was filed regarding the Company's decision to make a change in its independent public accountants from Scarano & Lipton, P.C.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  U.S. Wireless Corporation
                  (Registrant)

November 18,1996  /s/ Dr. Oliver Hilsenrath
Date              Dr. Oliver Hilsenrath
                  Chief Executive Officer, President and Director