Form 10QSB/A
period 1996-06-30
AMERICAN TOYS INC
filed 1997-02-13
CIK 912083

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the Period Ended June 30, 1996

                         Commission File Number O-24742

                               AMERICAN TOYS, INC.
             (Exact name of Registrant as specified in its charter)


Delaware                                    13-3704059
(State of Incorporation)                    (I.R.S.employer Identification No.)


                                2694 Bishop Drive
                                    Suite 213
                               San Ramon, CA 94583
                                 (510) 830-8801
          (Address and Telephone Number of Principal Executive Offices)

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes____ No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Common stock, par value $.01 per share: 5,000,000 shares outstanding as of July 31, 1996.

                       AMERICAN TOYS, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated balance sheet (unaudited) at June 30, 1996               F - 1

Consolidated statements of operations (unaudited) for the
three months ended June 30, 1996 and 1995                             F - 2

Consolidated statement of stockholders' equity (unaudited)
for the three months ended June 30, 1996                              F - 3

Consolidated statements of cash flows (unaudited) for the
three months ended June 30, 1996                                      F - 4

Notes to consolidated financial statements (unaudited)                F -5 - F - 15

ITEM 2 - MANAGMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS                                                            F - 16 - F -17

PART II - OTHER INFORMATION                                           F - 18

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                       AMERICAN TOYS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996
                                   (Unaudited)


                                     ASSETS
Current Assets:

Cash                                                                            $232,638
Accounts Receivable                                                             107,403
Merchandise Inventories                                                         7,518,770
Due from Stockholders                                                           211,473
Other Current Assets                                                            251,969
                                                                                ----------------
        Total Current Assets                                                    8,322,253

Equipment, improvements and fixtures, net                                       1,849,864
Deferred financing costs, net                                                   340,013
Deposits                                                                        59,285
Investment in common stock                                                      1,800,000
                                                                                --------------

        Total Assets                                                            $12,371,415

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Note Payable                                                                    $4,256,794
Accounts Payable                                                                4,198,289
Accrued Expenses                                                                136,096
Due to Affiliates                                                               51,500
                                                                                ------------

        Total Current Liabilities                                               8,642,679

Deferred Rent Liability                                                         177,112
        Total Liabilities                                                       8,819,791
Security Interest                                                               603,660

Commitments and contingencies (Note 7)                                          ---
Stockholders' equity:
Common stock, $.01 par value, authorized 20,000,000, issued and outstanding
        4,000,000                                                               66,820
Additional paid-in capital                                                      11,366,818
Accumulated deficit                                                             (7,935,674)
    Subtotal stockholders' equity                                               3,497,964
    Less:  stock subscription receivable                                        (550,000)

        Total stockholders' equity                                              2,947,964

Total liabilities and stockholders' equity                                      $12,371,415

     See accompanying notes to consolidated financial statements (unaudited)

                       AMERICAN TOYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                 1996           1995           1995 (pro-forma)
Net Sales                                                        $3,184,903     $4,138,397     $4,138,397
Costs and expenses:
Cost of sales                                                    2,151,718      2,795,232      2,795,232
Operating expenses                                               1,853,800      2,304,259      2,304,259
Interest expense and financing costs                             179,174        85,509         85,509
-------

Total costs and expenses                                         4,184,692      5,185,000      5,185,000
---------

Loss before minority interest and
cumulative effect of a change in
accounting principle                                             (999,789)      (1,046,603)    (1,046,603)

Minority interest in net loss                                    274,409        304,860        345,379
-------

Loss before cumulative effect of a
change in accounting principle                                   (725,380)      (741,743)      (701,224)

Cumulative effect of a change in
accounting principle (Note 5)                                    (459,435)      _______        _______
----------

Net Loss                                                         $(1,184,815)   $(741,743)     $(701,224)
============

Loss per common equivalent share:
Loss before minority interest and
cumulative effect of a change in
accounting principle                                             $(.52)         $(1.35)        $(1.35)
Minority interest in net loss                                    .14            .39            .44
-- ---- ---

Loss before cumulative effect of a
change in accounting principle                                   (.38)          (.96)          (.91)

Cumulative effect of a change in
accounting in principle (Note 5)                                 (.24)          ___            ___
-----

Net Loss                                                         $(.62)         $(.96)         $(.91)
======

Weighted average number of common
shares outstanding                                               1,929,330      772,745        772,745
=========


     See accompanying notes to consolidated financial statements (unaudited)

                       AMERICAN TOYS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

                                                               Common Stock
                                        Shares              Amount              Additional          Accumulated              Total
                                                                                Paid-in             Deficit        Stockholders'
                                                                                Capital                            Equity

Balances at March 31, 1996              893,995             $35,760             $6,724,470          $(6,750,859)   $9,371

Cumulative effect of a change in        ---                 ---                 2,873,408           ---            2,873,408
accounting principle (Note 5)

Issuance of Common Stock                3,106,005           31,060              1,768,940           --             1,800,000

Net loss for the three months
ended June 30, 1996                     ----------          ----------          ---                 (1,184,815)    (1,184,815)
                                        ----------

Balances at June 30, 1996               4,000,000           $66,820             $11,366,818         $(7,935,674)   $3,497,964
                                        =========

     See accompanying notes to consolidated financial statements (unaudited)

                        AMERICAN TOYS, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                                1996                1995
Cash flows from operating activities:
 Net loss                                                                       $(1,184,815)        $(741,743)
 Adjustments to reconcile net loss to net cash used for
  operating activities:
Cumulative effect of a change in accounting principle (Note 5)                  459,435
Depreciation and amortization                                                   149,265              89,159
Amortization of excess of cost over net assets acquired                         6,542               19,627
Minority interest in net loss                                                   (274,409)           (304,860)
Issuance of stock as compensation for services and financing costs              16,000              49,500
Change in operating assets and liabilities:
    Accounts receivable                                                         14,183              216,283
     Merchandise inventories                                                    (1,259,686)         (770,821)
 Other current assets                                                           79,142              110,440
Deposits                                                                        (2,000)             ---
Accounts Payable                                                                1,320,106           1,210,394
 Accrued expenses                                                               (177,415)           (146,707)
 Deferred rent liability                                                        (20,823)            (6,522)
                                                                                --------
 Net cash used for operating activities                                         (874,475)           (275,250)
                                                                                ---------

Cash flows from investing activities:
 Equipment, improvements and fixtures acquired                                  (86,907)            (30,623)
                                                                                --------
Net cash used for investing activities                                          (86,907)            (30,623)
                                                                                --------

Cash flows from financing activities:
Proceeds from issuance of common stock                                          ---                 675,000
 Proceeds, repayment to stockholders                                            6,250               (173,182)
Net (repayments) proceeds from  note payable                                    ---                 61,490
Payments on capital lease obligations                                           ---                 (982)
Borrowing on bank line of credit                                                853,769             ---
Proceeds from issuance of preferred stock                                       334,000             ---
Redemption of preferred stock                                                   (87,680)            ---
Proceeds from affiliates                                                        12,500              ---
Payments of Series B redeemable preferred stock net of interim accretion        ---                 (138,298)
                                                                                ---
Net cash provided by financing activities                                       1,118,839           424,028
                                                                                ---------

Net increase in cash                                                            157,457             118,155
Cash at beginning of period                                                     75,181              401,010
                                                                                ------


Cash at end of period                                                           $232,638            $519,165
                                                                                ========

Supplemental disclosure of cash flow information,
    Interest paid                                                               $91,858             $93,612
    Taxes paid                                                                  $800                $780

     See accompanying notes to consolidated financial statements (unaudited)

Schedule of non-cash operating and financing activities:

In connection with the issuance of common stock, 225,000 of common
    stock were issued as compensation for services                              $---                $49,500
In connection with the issuance of preferred stock in lieu of finance charges   $16,000             $---
In connection with the conversion of debt into preferred stock                  $528,070            $---

     See accompanying notes to consolidated financial statements (unaudited)

NOTE 1 - GENERAL

     American Toys, Inc. ("the Company") was incorporated in the State of Delaware on February 12, 1993 for the purpose of acquiring 90% of the issued and outstanding common stock of Play Co. Toys & Entertainment Corp. ("Play Co."), a California based retailer of children's toys. As of June 30, 1996, the Company's ownership in Play Co. had been reduced to 67% as a result of Play Co.'s initial public offering and other stock transactions as further discussed in Note 4.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at March 31, 1996, included in the Company's Annual Report Form 10-KSB, filed with the Securities and Exchange Commission.

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

NOTE 3 - NOTES PAYABLE

i)       Imperial Bank ("Imperial")

     Until February 7, 1996, Play Co. had a borrowing agreement with Imperial which provided for a $5,500,000 line of credit secured by substantially all assets of Play Co. The Agreement, as amended, advanced funds with interest at 1.5% above the bank's prime lending rate and was guaranteed by the Company and Mister Jay. Under the agreement, Imperial also provided

i)       Imperial Bank ("Imperial")  (Cont'd)

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

     The agreement requires compliance with certain loan covenants, including maintaining, at all times, adjusted net worth, as defined, of $500,000. At June 30, 1996, Play Co. was in

ii)      Congress Financial Corporation ("Congress")  (Cont'd)

     compliance with all such covenants.

     The financing agreement is secured by substantially all assets of Play Co., is guaranteed by the Company and collaterized by a $2,000,000 letter of credit provided by EACC. As consideration for the letter of credit provided by EACC, Play Co. granted to EACC (i) an option to purchase up to an aggregate of 1,250,000 shares of Play Co.'s common stock at a purchase price of 25 percent of the closing bid price for Play Co.'s common stock on the Last business day prior to exercise, for a period of six months commencing February 7, 1996, and (ii) an option to purchase up to an aggregate of 20,000,000 shares of Play Co.'s Series E preferred stock at a purchase price of $1.00 per share during the period from May 9, 1996 through May 8, 2001.

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

NOTE 4 - MINORITY INTERESTS

     In connection with the 90% acquisition of Play Co.'s common stock on May 7, 1993, the prior shareholders of Play Co. retained a (10%) ownership interest in Play Co. During June 1994, Play Co. issued a total of 150,000 shares of its common stock to two Directors and legal counsel. Such issuance of shares by Play Co. reduced the Company's interest in Play Co. to 84.6%. In addition, on November 9, 1994, Play Co. successfully completed its public offering and issued 784,950 shares of its $.01 par value common stock. The Company's ownership percentage in Play Co. was therefore reduced to approximately 65%. Lastly, between November 1994 and January 1995 the minority stockholders of Play Co. converted their Series A preferred stock by Play Co.'s common stock, and in January 1995 the Company converted its Series C preferred stock to 428,580 shares of Play Co.'s common stock thereby increasing its percentage ownership in Play Co. to 67%. As of June 30, 1996, the minority interest balance on the Company's books is $603,660 as a result of all of the above transactions and the proportionate share of Play Co.'s losses. (See Note 5 below for additional information.)

NOTE 5 - CHANGE IN ACCOUNTING PRINCIPLE

     During the quarter ended June 30, 1996, the Company changed its method of accounting for the minority shareholders interest in Play Co. The Company changed from one method of accounting which records the total amount of the net proceeds received from Play Co.'s equity transactions as the minority interest to a more generally accepted method which reflects the minority interest as a percentage of the net assets of Play Co. The change in accounting for minority interest is recorded as a cumulative effect of a change in accounting principle, which had the effect of reducing minority interest by $2,413,973, increasing additional-paid-in-capital by $2,873,408 and increasing the current quarter net loss by $459,435. The consolidated financial statements have not been restated to reflect this accounting change; however, pro forma information, as if the change were made retroactively, is shown on the Consolidated Statements of Operations.

NOTE 6 - STOCKHOLDERS' EQUITY

a)       Acquisition of Play Co.

     On May 7, 1993, the Company purchase 90% of the issued and outstanding common stock from the sole stockholders of Play Co. for $900,000 and 100% or 900,000 shares of the Series C redeemable preferred stock for $900,000.

b)       Initial public offering

     On April 7, 1994 the Company successfully completed its public offering. As a result, the Company sold 193,988 units which yielded net proceeds of $3,144,083 after deducting underwriter selling expenses and expense allowance, repayment of bridge loan and related accrued interest to the selling stockholder, and the pre-payment of the first year's financial consulting agreement with the underwriter. Simultaneously with the offering, the Company has charged all deferred offering costs incurred to additional paid-in capital which totaled $1,051,430.

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

     (iv) On June 30, 1996, in return for the issuance of 334,000 shares of Series E Preferred Stock, EACC provided Play Co. with $334,000. These shares of Series E Preferred Stock will be designated Class I Series E Preferred Stock.

     (v) In April 1996, Play Co. converted $528,070 of debt consisting of a $500,000 note payable and accrued expenses to EACC in exchange for 528,070 shares of Series E Preferred Stock. The Series E Preferred Stock is separated into two classes. The Class I Series E Preferred Stock is convertible into 20 shares of Common Stock for each share of Series E Preferred Stock, at the holder's option at any time commencing two years from the date of issuance of the Series E Preferred Stock.

     d) Spin off of Play Co.'s common stock

     On June 1, 1996 the then majority stockholder of the Company, Mister Jay, authorized and consented to the spin-off of the shares of common stock of Play Co. owned by the Company to the stockholders of the Company there being certain stockholders not eligible for the spin-off as of record date of August 15, 1996. Presently, the Company owns 2,548,930 or approximately 67% of the outstanding shares of common stock of Play Co.

     Additionally, the Company, as majority stockholder of Play Co., authorized the conversion of its 1 share of Series D Preferred Stock owned into 1,157,028 shares of Play Co.'s common stock, based on the average closing bid price ($1.21) of Play Co.'s shares for the period from March 1, 1996 to May 31, 1996.

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

f)       Reverse stock split

     Pursuant to a special meeting of the shareholders on May 31, 1996, the Company effected as of April 17,1996 a 1 for 4 reverse stock split. The consolidated financial statements give retroactive effect for a one for four reverse stock split.

NOTE 7  - COMMITMENTS AND CONTINGENCIES

     a) Operating leases Retail Stores and Warehouse (Play Co.)

     Play Co. leases its retail store properties and various equipment under noncancellable operating lease agreements which expire through September 2005 and require various minimum annual rentals. Several of the leases provide for renewal options to extend the leases for additional five or ten-year periods. Certain store leases also require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels.

     During the three months ended June 30, 1996 and 1995, Play Co., incurred rental expenses under all operating leases of approximately $612,644 and $664,989, respectively.

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

     At March 31, 1996, the aggregate future minimum lease payments (receipts) due under these noncancelable leases are as follows:

a)       Operating leases  (Cont'd)

Year ending March 31,              Operating leases              Operating sub-leases

1997                               $ 2,147,688                   $ (65,920)
1998                               $ 2,040,028                   $ (67,066)
1999                               $ 1,859,454                   $ (65,937)
2000                               $ 1,714,907                   $ (67,153)
2001                               $    819,617                  ------
Thereafter                         $ 1,595,198                   ------
                                   ----------                    ------
Total minimum lease
payments (receipts)                $10,176,892                   $(266,076)
                                   ===========                   ==========

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

c)       Seasonality

Play Co.'s business is highly seasonal with a large portion of its revenues and profits being derived during the months November and December. Accordingly, in order for Play Co. to operate it must obtain substantial short-term borrowings from a bank during the first three quarters of each fiscal year to purchase inventory and for capital and operating expenditures. Historically, Play Co. has been able to obtain such financing and these borrowings have been repaid after the fourth quarter of its fiscal year.

d)       401(k) employee stock ownership plan

During August 1994, Play Co. adopted a 401(k) Employee Stock Ownership Plan ("the Plan") which covers substantially all employees of Play Co. The Plan includes provisions for both an Employee Stock Ownership Plan ("ESOP") and a 401(k) Plan.

     The ESOP allows only contributions by Play Co. which can be made annually at the discretion of

     Play Co.'s Board of Directors. The ESOP is designed to invest primarily in Play Co.'s stock. The 401(k) portion of the Plan is contributed to by the employees of Play Co., through payroll deductions. Play Co. makes no matching contributions to the 401(k).

e)       1994 Stock Option Plan

     In June 1994, Play Co. adopted the 1994 Stock Option Plan ("the Plan") which provides options to purchase an aggregate of not more than 150,000 shares of common stock as may be granted from time to time by Play Co.'s Board of Directors. Concurrent with the adoption of the Plan, an option to purchase 10,000 shares of common stock at $2.10 per share was granted to Play Co.'s Secretary/Treasurer. As of June 30, 1996, no options to purchase common stock had been granted.

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

     Play Co. leases its main office and warehouse from a partnership, one partner of which is the President of Play Co. and the other the former President of Play Co. The total rent expense under this lease for the three months ended June 30, 1996 and 1995 amounted to $56,979. The lease expires in April 2000.

b)       Sub-lease (Play Co.)

     During the three months ended June 30, 1996 and 1995 sub-lease rental income included $26,367 and $21,074, respectively from a sub-lease with an entity in which the minority stockholders and employees of Play Co. have an ownership interest.

c)       Due from stockholders

     The Company advanced funds to Mister Jay, the Company's majority stockholder and Transatlantic, a stockholder and entity under the common control of the Company's former President . These advances are unsecured and non-interest bearing. At June 30, 1996 such amounts due from Mister Jay and Transatlantic amounted to $211,473.

d)       Due to affiliate

     During March 1996, EACC loaned $500,000 to Play Co. and incurred costs related to the Congress financing agreement as discussed in Note 3(ii) totaling $28,070. In addition, an affiliate of the NOTE 8 - RELATED PARTY TRANSACTIONS (Cont'd)

d)       Due to affiliate  (Cont'd)

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

NOTE 9 - SUBSEQUENT EVENTS

a)       Acquisitions

     i) On July 10, 1996 the Company entered into a stock purchase agreement which agreement consummated on July 31, 1996, to acquire 51% of the outstanding shares of common stock of Labyrinth Communication Technology Group, Inc. ("Labyrinth"), whereby it purchased 20% of the shares for $2,000,000 from Labyrinth and exchanged 2,250,000 of its common shares for 310,000 shares of Labyrinth held by one of its stockholders. Upon consummation of this acquisition the founding shareholder of Labyrinth became the President and Chief Executive Officer of the Company. Labyrinth is a development stage company which is engaging in the research and development of wireless communications technology. Accordingly, on July 31, 1996 the Company paid Labyrinth $2,000,000 for 20% of Labyrinth's shares and issued 2,250,000 of its common shares for 310,000 shares or 31% of Labyrinth's outstanding shares, aggregating 51%.

     ii) On July 10, 1996 the Company entered into an agreement to acquire 51% of the outstanding common shares of Mantra Technologies, Inc. ("Mantra") and an option to purchase the remaining 49% of the outstanding common shares for $500,000. Pursuant to the terms of the agreement, the Company has the right to acquire the remaining 49% of the outstanding shares of common stock in exchange for an aggregate of 1,000,000 shares of its common stock. In order for the Company to

a)       Acquisitions  (Cont'd)

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

c)       Form S-8 Registration Statement

     On July 23, 1996, pursuant to a Form S-8 Registration Statement filed with Securities and Exchange Commission, the Company registered 3,250,000 common shares underlying options to issue common stock of the Company to the Company's former President and current Vice-President. Of the 3,250,000 options, 1,000,000 options are exercisable at $1.00 each for a period of five (5) years. The remaining 2,250,000 options are exercisable at $1.33 each until December 31, 1996. On July 31, 1996, the Company's President exercised his option to purchase 1,000,000 shares at $1.00 in full.

d)       Cancellation of Stock Subscription Receivable

     On July 15, 1996, the Company and it's previous majority stockholder, Mister Jay, mutually agreed to cancel the stock subscription receivable note along with the related accrued interest totaling $582,083. Such note was issued on October 27, 1995 for the exercise of a special warrant issued to Mister Jay.

e)       Promissory Note

     On July 1, 1996, the Company received a five (5) year promissory note amounting to $110,606 representing advances made by the Company to its previous majority stockholder, Mister Jay. Such note bears interest at 8% per annum. Interest is payable semi-annually with principal due at the end of the note.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was organized in February, 1993. The results of operations for the three months ended June 30, 1996 and 1995 relate mainly to the Company's subsidiary, Play Co. Toys ("Play Co") since the Company itself does not generate any operating revenue or had any material operations independent of those of Play Co.

         RESULTS OF OPERATIONS

American Toys, Inc. ("American Toys or the Company")

Three months ended June 30, 1996 compared to three months ended June 30, 1995

     For the three months ended June 30, 1996 and 1995, American Toys incurred total expenses amounting to $23,636 and $103,242 respectively. For the three months ended June 30, 1996, the total expenses amounting to $23,636 was related to professional fees, filing fees and general corporate expenses. For the three months ended June 30, 1995, of the total expenses amounting to $103,242, $49,500 were incurred as a result of the issuance of common stock to the Company's Chief Executive Officer and a Director as consideration for services provided in connection with the Company's operations. The remaining costs for such period related to professional, filing fees, and other general corporate expenses.

Play Co.

     Three  months  ended June 30, 1996  compared to three months ended June 30,
1995

     Sales for the three months ended June 30, 1996 decreased to $3,184,903 form $4,138,313. This represents a decrease of $953,410 or approximately 23%. Approximately $442,000 of the decrease in sales is directly attributable to the decreased sales of Milk Cap game products and the reduction of one retail store location. Additionally, retail store sales for the three months ended June 30, 1996 decreased by approximately 14.5% from the sales level achieved for the three months ended June 30, 1995. The Company operated 17 and 18 retail locations during the three month period ended June 30, 1996 and June 1995, respectively. Wholesale sales of non-milk cap game products decreased slightly to $152,853 for the three month period ended June 30, 1996 from $153,622 for the three month period ended June 30, 1995.

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

     On February 1, 1996, the Company entered into a "Loan and Security Agreement" (the "Loan Agreement") with Congress Financial Corporation ("Congress"). Funds drawn on February 7, on the loan agreement of $2,000,000 were used to repay the amounts due under a previous line of credit arrangement with Imperial Bank, effectively terminating that borrowing arrangement. The Loan Agreement provides for maximum borrowings of $7,000,000 based on the "Cost Value of Eligible Inventory" as defined in the Loan Agreement. The only material financial covenant in the Loan Agreement is the requirement that the Company maintain at all times an adjusted net worth of not less than $500,000. The Loan Agreement requires the payment of a quarterly service fee of $8,750, is secured by substantially all assets of the Company and is further collaterized by the $2,000,000 letter of credit originally provided for the benefit of Imperial Bank. Interest on outstanding balances is charged at prime plus 1.5%. The Loan Agreement matures February 1, 1998. Congress can extend the Loan Agreement for an additional year at its option. The balance outstanding under the Loan Agreement totaled $4,256,793 as of June 30, 1996.

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

     The Company believes that its cash on hand, together with its new credit facility, will be sufficient to meet its working capital needs during fiscal year ended March 31, 1997.

Change in Accounting Principle

     During the quarter ended June 30, 1996, the Company changed its method of accounting for the minority shareholders interest in Play Co. The Company changed form one method of accounting which records the total amount of the net proceeds received from Play Co.'s equity transactions as the minority interest to a more generally accepted method which reflects the minority interest as a percentage of the net assets of Play Co. The change in accounting for minority interest is recorded as a cumulative effect of a change in accounting principle, which had the effect of reducing minority interest by $2,413,973, increasing additional-paid-in-capital by $2,873,408 and increasing the current quarter net loss by $459,435.

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

         None

ITEM 5 - Other Information:

         None

ITEM 6 - Exhibits and Reports on Form 8-K:

         a. The Company filed a Report on Form 8-K on July 24, 1996 which is attached hereto as an exhibit.

         b.  Index to Exhibits on Page 21

                               American Toys, Inc.

                                Index to Exhibits

Exhibit Number                      Description                        Page No.

18                                  Letter on Change in                23
                                    Accounting Principle

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


              Dated:       August 16, 1996

                                                             American Toys, Inc.


                                                   By: \s\ Dr. Oliver Hilsenrath
                                                          Dr. Oliver Hilsenrath,
                                                        Chief Executive Officer,
                                                          President and Director


                                                   By: \s\ Dr. Oliver Hilsenrath
                                                          Dr. Oliver Hilsenrath,
                                                        Chief Executive Officer,
                                                          President and Director

                                   Exhibit 18



January 23, 1997



U.S. Wireless Corporation
(Formerly known as American Toys, Inc.)
2694 Bishop Drive-Suite 213
San Ramon, CA 94583

Dear Sirs/Madams:

At your request, we have read the description included in your Form 10-QSB/A for the quarter ended June 30, 1996, of the facts relating to your change in accounting for minority interest to a more generally accepted method that reflects the minority interest in Play Co. Toys & Entertainment Corp. as a percentage of that entity's net assets. We believe, on the basis of the facts so set forth and other information furnished to us by appropriate officials of the Company, that the accounting change described in your Form 10-QSB/A is to an alternative accounting principle that is preferable under the circumstances.

We have not audited any consolidated financial statements of U.S. Wireless Corporation and its consolidated subsidiaries as of any date or for any period. Therefore, we are unable to express, and we do not express, an opinion on the facts set forth in the above-mentioned Form 10-QSB/A, on the related information furnished to us by officials of the Company, or on the financial position, results of operations, or cash flows of U.S. Wireless Corporation and its consolidated subsidiaries as of any date or for any period.

                                                               Very truly yours,



                                                                 HASKELL & WHITE
                                                    Certified Public Accountants