Form 10QSB/A
period 1996-09-30
AMERICAN TOYS INC
filed 1997-02-13
CIK 912083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659
                                  FORM 10-QSB/A

[  X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                                       Or

[      ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                September 30, 1996
                                                              ------------------


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


                 2694 Bishop Drive, San Ramon, California 94583
                 ---------------------------------------- -----
               (Address of principal executive offices) (Zip Code)

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

                                TABLE OF CONTENTS


                                                                                Page

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Consolidated condensed balance sheet as of September 30, 1996
              (unaudited)                                                       3

              Consolidated condensed statements of operations (unaudited) for
              the three and six months ended September 30, 1996 and 1995        4 - 5

              Consolidated condensed statements of cash flows (unaudited) for
              the six months ended September 30, 1996 and 1995                  6

              Notes to consolidated condensed financial statements              7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSES OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     11


PART II.      OTHER INFORMATION

ITEM 5.       Other information                                                 14

              Signatures                                                        15

                         PART I - FINANCIAL INFORMATION

ITEM 1. -     FINANCIAL STATEMENTS

                            U.S. WIRELESS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                         1
                                                                 September 30, 1996
                               ASSETS                            (Unaudited)
Current Assets:
Cash                                                             $4,297,198
                                                                 ----------
           Total current assets                                  4,297,198

Equipment, improvements and fixtures, net of
     accumulated depreciation and amortization                   60,710
Due from stockholder                                             112,818
Investment in common stock                                       1,800,000
Excess of cost over basis of net assets acquired, net
     of accumulated amortization                                 2,225,000

           Total assets                                          $8,495,726

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                            $99,474
                                                                 ------

           Total current liabilities                             99,474

Minority interest                                                1,113,225

Stockholders' Equity:
Common stock                                                     112,151
Additional paid-in capital                                       16,479,487
Accumulated deficit                                              (9,308,611)
                                                                 ----------

           Total stockholders' equity                            7,283,027

           Total liabilities and stockholders' equity            $8,495,726
                                                                                             =             =========


     See accompanying notes to consolidated condensed financial statements.

                            U.S. WIRELESS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended                           Six Months Ended
                                                       September 30,                                September 30.

                                                       1996                1995                     1996                1995
                                                       ----                ----                     ----                ----
 Net sales                                             1,839,435           3,967,276                 5,024,338          $8,105,590

 Costs and expenses:
 Cost of sales                                         1,277,677           2,795,231                 3,429,395          5,428,579

 Operating expenses                                    1,050,236           2,068,696                 2,897,494          4,534,756

 Common stock of subsidiary
     issued for compensation                           424,000             --                        424,000            --

Amortization of excess cost over
     basis of net assets acquired                      25,000              --                        31,542             --

Interest expense and financing
     costs net of interest income                      30,298              96,042                    209,472            181,551


Total costs and expenses                               2,807,211           4,959,969                 6,991,903          10,144,886

Loss before minority interest and
cumulative effect of a change in
accounting principle                                   (967,776)           (992,693)                 (1,967,565)        (2,039,296)


Minority interest in net losses
     of subsidiaries                                   358,886             283,333                   633,295            588,193

Loss before cumulative effect of
a change in accounting principle                       (608,890)           (709,360)                 (1,334,270)        (1,451,103)

Cumulative effect of a change in
accounting principle (Note 4)                          --                  --                        (459,435)          --

Net loss                                               (608,890)           (709,360)                 (1,793,705)        (1,451,103)

Loss per common equivalent share:
Loss before minority interest and
cumulative effect of a change in
accounting principle                                   (.14)               (1.22)                   (.37)               (2.60)

Minority interest in net loss                          .05                 .35                      .12                 .75

Loss before cumulative effect of
a change in accounting principle                       (.09)               (.87)                    (.25)               (1.85)

Cumulative effect of a change in
accounting principle (Note 4)                          --                  --                       (.08)               --


Net loss                                               (.09)              (.87)                     (.33)               (1.85)
Weighted average number of
common shares outstanding                              6,739,608           815,245                  5,377,289           784,620

Pro forma amounts assuming the new minority interest accounting method is applied retroactively:

Net loss                                               (608,890)           (665,104)                (1,334,270)         (1,366,328)

Net loss per common equivalent
share                                                  (.09)               (.82)                    (.25)               (1.74)

      See accompanying notes to consolidated condensed financial statements.

                            U.S. WIRELESS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                                           Six Months Ended September 30,

                                                                           1996                     1995
                                                                           ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                          $(1,793,705)             (1,451,103)

         Adjustments to reconcile net loss to cash used for
         operating activities:
                Cumulative effect of a change in accounting
                principle (Note 4)                                         459,435                  --
                ------------------                                         -------                  --
                Depreciation and amortization                              224,930                  189,424
                -----------------------------                              -------                  -------
                Amortization of excess of cost over net
                assets acquired                                            31,542                   39,254
                ---------------                                            ------                   ------
                Minority interest in net losses of subsidiaries            (633,295)                (588,193)
                -----------------------------------------------            --------

                Issuance of common stock for compensation
                and financing costs                                        440,000                  151,900
                -------------------                                        -------                  -------
         Increase (decrease) from changes in assets and
         ----------------------------------------------
         liabilities, net of effects of spin-off of subsidiary:
                Accounts receivable                                        (165,207)                160,604

                Merchandise inventories                                    (1,743,239)              (1,845,551)

                Other current assets                                       180,310                  (80,666)
                --------------------                                       -------                  --------
                Deposits                                                   (2,000)                  2,102
                --------                                                   -----

                Accounts payable                                           1,717,705                2,164,359
                ----------------                                           ---------                ---------
                Accrued expenses                                           (126,635)                (225,697)
                ----------------                                                                    ---------

                Deferred rent liability                                    (20,823)                 (15,000)
                -----------------------                                    -------                  -------

                      Net cash used for operating activities               (1,430,982)              (1,498,567)
                      --------------------------------------               ----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Equipment, improvements and fixtures acquired                     (220,932)                (67,067)
         ---------------------------------------------                     --------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                            4,406,000                675,000
         --------------------------------------
         Repayments of stockholder's advances                              (494,248)                (315,601)
         ------------------------------------                              ---------
         Proceeds from note payable                                        1,465,859                1,092,361
         --------------------------                                        ---------                ---------
         Payment on capital lease obligations                              --                       (41,179)
         ------------------------------------                              --                       --------
         Proceeds from issuance of preferred stock                         584,000                  --
         -----------------------------------------                         -------
         Redemption of Series B redeemable preferred stock                 (87,680)                 (155,404)
         -------------------------------------------------                 -------                  ---------

                      Net cash provided by financing activities            5,873,931                1,255,177
                      -----------------------------------------            ---------                ---------

NET INCREASE (DECREASE) IN CASH                                            4,222,017                (310,457)
-------------------------------                                            ---------                ---------
CASH, beginning of period                                                  75,181                   401,010
-------------------------                                                  ------                   -------
CASH, end of period                                                        $4,297,198               $90,553

     See accompanying notes to consolidated condensed financial statements.

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

NOTE 4 - CHANGE IN ACCOUNTING PRINCIPLE

     During six months ended September 30, 1996, the Company changed its method of accounting for the minority shareholders interest in PCT. The Company changed from one method of accounting which records the total amount of the net proceeds received from PCT's equity transactions as the minority interest to a more generally accepted method which reflects the minority interest as a percentage of the net assets of PCT. The change in accounting for minority interest is recorded as a cumulative effect of a change in accounting principle, which had the effect of reducing minority interest by $2,413,973, increasing additional-paid-in-capital by $2,873,408 and increasing the six month net loss by $459,435. The condensed consolidated financial statements have not been restated to reflect this accounting change; however, pro forma information, as if the change were made retroactively, is shown on the Condensed Consolidated Statements of Operations.

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

     Also, as of July 31, 1996, Labyrinth completed a private placement of its common stock resulting in the sale of 79,000 shares for gross proceeds totaling $948,000.

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

     ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Cost of sales, operating expenses and interest and financing costs for the three month period ended September 30, 1996 also decreased from the amounts for the prior year due to the short period of the Company's majority-ownership of PCT during the three month period ended September 30, 1996.

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

     As a result, the Company recorded a net loss, after adjustment for minority interest in PCT, of $(608,890), or $(.09) per share, for the three months ended September 30, 1996 as compared to a net loss after adjustment for minority interest in PCT of $(709,360), or $(.87) per share, for the three months ended September 30, 1995.

     Six Months Ended September 30, 1996 as Compared to the Six Months Ended September 30, 1995

     The Company had net sales of $5,024,338 during the six months ended September 30, 1996 as compared to sales of $8,105,590 for the six months ended September 30, 1996. The decrease in sales is due to overall decreased sales of PCT and the inclusion of only 138 days of activity in the six month period ended September 30, 1996 as compared to 183 days in the period ended September 30, 1995.

     Cost of sales, operating expenses and interest and financing costs for the six month period ended September 30, 1996 also decreased from the amounts for the prior year due to the short period of the Company's majority-ownership of PCT during the six month period ended September 30, 1996.

     Operating activities for Labyrinth and Mantra were relatively insignificant for the period from July 31, 1996, the date of acquisition of the 51% majority interest, to September 30, 1996. Labyrinth, however, did record compensation expense of $424,000 relative to 106,000 shares of its common stock issued to its officers and key employees.

     For the six months ended September 30, 1996, the Company recorded $31,542 of amortization of the excess of cost over basis of the net assets acquired in the Labyrinth acquisition.

     During the six months ended September 30, 1996, the Company changed its method of accounting for the minority shareholders interest in PCT. The Company changed from one method of accounting which records the total amount of the net proceeds received from PCT's equity transactions as the minority interest to a more generally accepted method which reflects the minority interest as a percentage of the net assets of PCT. The change in accounting for minority interest is recorded as a cumulative effect of change in accounting principle, which had the effect of reducing minority interest by $2,413,973, increasing additional-paid-in-capital by $2,873,408 and increasing the six month net loss by $459,435.

     As a result, the Company recorded a net loss after adjustment for minority interest in PCT, of $(1,793,705), or $(.33) per share, for the six months ended September 30, 1996 as compared to a net loss after adjustment for minority interest in PCT of $(1,451,103), or $(1.85) per share, for the six months ended September 30, 1995.

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

     (iii)Issuance of 79,000 shares of Labyrinth common stock in July 1996 for $948,000; and

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

ITEM 3 -      Defaults Upon Senior Securities

              NONE

ITEM 4 -      Submission of Matters to a Vote of Security Holders

              See Item 2 above.

ITEM 5 -      Other Information

              On November 12, 1996 the Company entered into a memorandum of understanding to form a strategic alliance with Zeta, a division of Sierra Networks, Inc. ("Zeta"), for the development and manufacture of the Company's FlyBeam (TM) product. The FlyBeam
              (TM) is an infrastructure product designed to interface with current base station hardware to enhance cellular capacity beyond current saturation levels. The product shall increase capacity by efficiently accessing each sectors capability. Subject to a formal agreement, Zeta is presently providing the Company with hardware and equipment, technical support and testing facilities in order for the Company to expedite the process of developing and initially testing the FlyBeam (TM). It is anticipated that upon entering into a formal agreement, Zeta's and the Company's project managers shall work closely with the development staff in configuring the products hardware design and production line set up in coordinating a manufacturing plan for the FlyBeam (TM). It is the intent of the parties that pursuant to Zeta's development of a manufacturing plan, it shall produce the initial FlyBeams
              (TM) on behalf of the Company in preparing its Alpha and Beta site testing.

ITEM 6 -      Exhibits and Reports on Form 8-K

     i)A Form 8-K, dated July 11, 1996, was filed regarding the acquisitions of the majority interests in Labyrinth Communication Technologies Group, Inc. and Mantra Technologies, Inc.

     (ii)A Form 8-K, dated November 4, 1996, was filed regarding the Company's decision to make a change in its independent public accountants from Scarano & Lipton, P.C.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            U.S. Wireless Corporation
                                  (Registrant)

November 18, 1996                  /s/ Dr. Oliver Hilsenrath
Date                               Dr. Oliver Hilsenrath
                                   Chief Executive Officer, President
                                   and Director