Form 10QSB
period 1996-12-31
AMERICAN TOYS INC
filed 1997-02-14
CIK 912083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659
                                   FORM 10-QSB

[  X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                                       Or

[      ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1996


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

Check whether the issuer (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Common stock, par value $.01 per share: 10,031,250 shares outstanding as of December 31, 1996.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              Consolidated condensed balance sheet as of September 30, 1996
              (unaudited)                                                                 3

              Consolidated  condensed  statements of operations  (unaudited) for
              the three and six months ended September 30, 1996 and 1995                  4

              Consolidated  condensed  statements of cash flows  (unaudited) for
              the six months ended September 30, 1996 and 1995                            6

              Notes to consolidated condensed financial statements                        7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSES OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                    10


PART II. OTHER INFORMATION

ITEM 5.  Other information                                                                12

              Signatures                                                                  13

                                                              3

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                             As of December 31, 1996
                                  (Unaudited )

                                     ASSETS


Current Assets:
 Cash                                                                                                          $6,046,903
 Other current assets                                                                                          3,500
          Total current assets                                                                                 $6,050,403

Equipment, improvements and fixtures, net of
 accumulated depreciation and amortization                                                                     122,799

Due from stockholder                                                                                           112,818
Investment in common stock, net (Note 6)                                                                       774,800
Excess of cost over basis of net assets acquired,
 net of accumulated amortization                                                                               2,187,500
Other assets                                                                                                   4,667
          Total assets                                                                                         $9,252,987

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                                                         $18,236

          Total current liabilities                                                                            18,236

Minority interest                                                                                              1,244,306

Stockholders' equity:
 Common stock                                                                                                  127,132
 Additional paid-in capital                                                                                    18,456,989
 Unrealized loss on investment available for
  sale (Note 6)                                                                                                (1,025,200)
 Accumulated deficit                                                                                           (9,568,476)
          Total stockholders' equity                                                                           7,990,445
          Total liabilities and stockholders' equity                                                           $9,252,987

      See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended            Nine Months Ended
                                                       Dec 31,        Dec 31,        Dec 31,        Dec 31,
                                                       1996           1995           1996           1995

Net sales                                              $ -            $10,224,050    $5,024,338     $18,329,640

Costs and expenses:
Cost of sales                                          -              6,853,745      3,429,395      12,282,324
Operating expenses                                     396,704        3,193,532      3,269,198      7,728,288
Common stock of subsidiary issued
for compensation                                       -              -              424,000        -
Amortization of excess cost over
basis of net assets acquired                           37,500         -              69,042         -
Interest expenses and financing
costs net of interest income                           (43,258)       127,240        173,044        308,791
                                                       390,946        10,174,517     7,364,679      20,319,403
Income (Loss) before minority interest
 and cumulative effect of a change in
accounting principle                                   (390,946)      49,533         (2,340,341)    (1,989,763)

Minority interest in net (income) losses
of subsidiaries                                        131,081        (57,420)       764,376        530,773

Loss before cumulative effect of a
 change in accounting principle                        $(259,865)     $(7,887)       $(1,575,965)   $(1,458,990)

Cumulative effect of a change a
change in accounting principle                         -              -              (459,435)       -

Net loss                                               $(259,865)     $( 7,887)      $(2,035,400)   $(1,458,990)

      See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended            Nine Months Ended
                                                       Dec 31,        Dec 31,        Dec 31,        Dec 31,
                                                       1996           1995           1996           1995

Income (Loss) per common equivalent share:

Income (Loss) before minority interest
  and cumulative effect of a
change in accounting principle                         $( .04)         $ .06         $(.35)         $( 2.44)
Minority interest in net (income) loss                 .01            ( .07)         .11            .65

Loss before cumulative effect of
a change in accounting principle                       ( .03)         ( .01)         (.24)          (1.79)

Cumulative effect of a change in
accounting principle                                   -              -              (.07)          -

Net loss                                               $( .03)        $(.01)         $(.31)         $ (1.79)

Weighted average number of
common shares outstanding                              9,037,931      871,078        6,601,940      816,564

   Pro forma amounts assuming the new minority interest accounting method is applied retroactively:

Net loss                                               $(259,865)     $(7,887)       $(1,575,965)   $(1,458,990)

Net loss per common equivalent share                   $( .03)        $( .01)        $(.24)         $( 1.68)

      See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                           December 31,             December 31,
                                                                           1996                     1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $( 2,035,400)            $(1,458,990)
Adjustments  to  reconcile  net  loss  to cash
(used)  provided  for  operating activities:
  Cumulative effect of a change in accounting
principle                                                                  459,435                  -
Depreciation and amortization                                              233,656                  284,136
  Amortization of excess of cost over net
assets acquired                                                            69,042                   58,881

Minority interest in net losses of subsidiaries                            (764,376)                (530,773)
  Issuance of common stock for compensation and
financing costs                                                            440,000                  153,600

Increase  (Decrease) from changes in assets and  liabilities, net of effects of spin-off of subsidiary:
Accounts receivable                                                        (165,207)                175,461
Merchandise inventories                                                    (1,743,239)              1,839,510
Other current assets                                                       183,810                  (104,036)
Deposits                                                                   2,667                    (12,444)
Accounts payable                                                           1,945,363                (198,483)
Accrued expenses                                                           (207,873)                (148,518)
Deferred rent liability                                                    (20,823)                 -
Total adjustments                                                          432,455                  1,517,334

Net cash (used) provided for operating activities                          (1,602,945)              58,344
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment, improvements and fixtures                        (291,747)                (67,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                     6,398,483                675,000

Repayments of stockholder advances                                         (494,248)                (343,553)

Proceeds from note payable                                                 1,465,859                (374,491)
Payment on capital lease obligations                                       -                        (42,045)
Proceeds from issuance of preferred stock                                  584,000
Redemption of Series B redeemable preferred stock                          (87,680)                 (155,403)
Net cash (used) provided by financing activities                           7,866,414                (240,492)

NET INCREASE(DECREASE) IN CASH                                             5,971,722                (249,215)
Cash, beginning of period                                                  75,181                   401,010
Cash, end of period                                                        $6,046,903               $151,795

      See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the three and nine month periods ended December 31, 1996, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1996, as filed with the Securities and Exchange Commission.

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE:

         During the first fiscal quarter of the fiscal year, the Company changed its method of accounting for the minority shareholders interest in PCT. The Company changed from one method of accounting which records the total amount of the net proceeds received from PCT's equity transactions as the minority interest to a more generally accepted method which reflects the minority interest as a percentage of the net assets of PCT. The change in accounting for minority interest is recorded as a cumulative effect of a change in accounting principle, which had the effect of reducing minority interest by $2,413,973, increasing additional paid-in capital by $2,873,408 and increasing the nine month loss as of December 31, 1996 by $459,435. The condensed consolidated financial statements have not been restated to reflect this accounting change; however, pro forma information, as if the change were made retroactively, is shown on the condensed consolidated statement of operations.

NOTE 3 - ACQUISITIONS:

         Labyrinth Communications Technologies Group, Inc. (Labyrinth)

         On July 31,1996, the Company consummated a stock purchase agreement and acquired 51% of the outstanding shares of common stock of Labyrinth, whereby 20% of the shares were acquired for

$2,000,000 from Labyrinth and an additional 31% was acquired from the principle stockholder of Labyrinth for 2,250,000 shares of the Company's common stock. Upon consummation of this acquisition, the founding shareholder of Labyrinth, Dr. Oliver Hilsenrath, was appointed the Company's President and Chief Executive Officer. Labyrinth is a development stage company engaged in the research and development of wireless communications technology.


         Mantra Technologies, Inc. (Mantra)

         On July 31, 1996, the Company consummated an agreement and acquired 51% of the outstanding common stock of Mantra Technologies, Inc. and an option to acquire the remaining 49% of the outstanding shares of common stock for an aggregate purchase price of $500,000. Pursuant to the terms of the agreement, the Company has the right to acquire the remaining 49% of the outstanding shares of common stock in exchange for an aggregate 1,000,000 shares of the Company's common stock. In order for the Company to exercise its options, the closing bid price of its common stock must have been at least $5.00 for the 30 trading days prior to the date of exercise. Mantra is a development stage company which is engaged in the development of an advanced user interface for the Internet and other data bases.

NOTE 4 - INVESTMENT AVAILABLE FOR SALE:

         In June 1996, the Company acquired 400,000 common shares of Multimedia Concept International, Inc., as noted and referenced in Note 2, above, at an acquisition value of $4.50 per share or an aggregate amount of $1,800,000. The Company has classified these securities on the accompanying balance sheet as "available for sale" as defined in SFAS-115.

         At December 31, 1996, the fair market value of these shares was $774,800, or $1.937 per share based upon the NASDAQ closing price on that date. Accordingly, the Company has adjusted the carrying value of these shares to their fair value at December 31, 1996, and recorded an unrealized holding loss representing the net change in fair value as a separate component of stockholders' equity.

NOTE 5 - CAPITAL TRANSACTIONS:

         Private Placement Offerings

         During July 1996, the Company commenced and completed a private placement of its common stock, whereby it offered and sold 600,000 shares of its common stock. The gross proceeds received from the sale was $1,500,000.

         Exercise of Options

         Options held by the Company's former President and Director exercisable to purchase 2,250,000 shares of Common Stock at $1.33 per share were exercised in full whereby, in August 1996 and December 1996, 751,880 and 1,498,120 shares were exercised for an aggregate of $2,992,483.

         Increase in Authorized Shares of Common Stock

         On  October  21,  1996,   the  Company   amended  its   Certificate  of
Incorporation so as to increase the amount of authorized shares of its common stock from 10,000,000 shares to 40,000,000 shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS


GENERAL:

     The Company was originally organized in February 1993. Historically, through August 15, 1996, the Company's results of operations have related primarily to the Company's majority owned subsidiary, Play Co. Toys &
Entertainment Corp. ("PCT") . As discussed in the accompanying notes to the financial statements, the Company's shares of PCT was spun-off to the Company's stockholders and recorded as a dividend effective August 15, 1996. With the acquisition of 51% of the common stock of each of Labyrinth Communications Technologies Group, Inc. (Labyrinth) and Mantra Technologies, Inc. (Mantra) as of July 31, 1996, the Company has changed its business focus from that of a holding company for the retail operations for PCT to a holding company for research and development in the technology industry, in particular, that related to wireless communication and Internet and data base interface technology.

     Therefore, the results of operations for the three and nine month periods ending December 31, 1996 that the Company maintained its investment in PCT, until its spin-off effective August 15, 1996 are not directly comparable to the full three and nine month periods ended December 31, 1995. Additionally, as the Company has divested itself of its investment in PCT, the results of operations through December 31, 1996 are not an indication of any future results of operations.

RESULTS OF OPERATIONS:

     Three Months Ended December 31, 1996 as compared to the Three Months Ended December 31, 1995:

     The Company had no reportable sales during the three months ended December 31, 1996, as the Company has changed its business focus from that of a holding company for the retail operations of PCT, referred to above to that of for research and development.

     The Company did report consolidated operating expenses of $396,704 during the three months ended December 31, 1996 which consisted primarily of compensation and administrative expenses inherent in the start up of operations in its new operating venue.

     For the three months ended December 31, 1996, the Company recorded $37,500 of amortization of the excess of cost over basis of the net assets acquired in the Labyrinth acquisition.

     As a result, the Company recorded a net loss, after adjustment for minority interest in Labyrinth of $259,865, for the three months ended December 31, 1996.

     Nine Months Ended December 31, 1996 as compared to the Nine Months Ended December 31, 1995:

     As was noted in the Results of Operations, above, for the three months ended December 31, 1996 the Company has changed its business focus from that of a holding company for the retail operations of PCT, to that of a holding company for research and development. For the nine months ended December 31, 1996, there were only 138 days of activity as resulting in sales of $5,024,338 (thru the six months ended August 15, 1996). Cost of sales of $3,429,395 are reflective of activity through August 15, 1996. Operating expenses of $3,269,168 include expenses of $396,704 incurred in the three months ended December 31, 1996, inherent in the start up of operations in its new operating venue.


     For the nine months ended December 31, 1996, the Company reported $69,042 of amortization of the excess of cost over basis of the net assets acquired in the Labyrinth acquisition.


     The Company recorded a net loss of $2,035,400 for the nine months ended December 31, 1996, inclusive of the net affects of a change in accounting principle of $459,435 which occurred in the first fiscal reporting quarter.

         Research and Development-Future Operations

     Labyrinth anticipates that the research and development stage of its planned products will continue for approximately 12-18 months, while testing of the planned products may require an additional 6-12 months. Therefore, Labyrinth does not anticipate receiving any revenues from operations for a least 12-18 months. The funds raised by Labyrinth through private placement and the sale of the 51% to the Company will be used for general corporate purposes including salaries, fees and expenses, as well as for developing prototypes, testing and, eventually, the initial marketing of its planned products.

     Likewise, Mantra is also in the development stage and working on the development of a software package that operates in the background of the personal computer with its initial product to access Internet data which correlates to the users' personality/profile and business objectives; which service shall be designed to optimize search time and use on the Internet. Mantra is currently developing the technology and working on the development of a prototype.

LIQUIDITY AND CAPITAL RESOURCES

         At  December  31,  1996,  the  Company   reported  working  capital  of
$6,013,931. At December 31, 1996, the Company had $6,046,903 in business checking and money market accounts. These funds resulted from the private placement offering in July 1996 and the exercise of options to purchase an aggregate of 3,250,000 shares.

         The Company believes that its available cash as of December 31, 1996 will be sufficient to fund its operating needs through the balance of the fiscal year.

         Trends Affecting Liquidity, Capital Resources and Operations

         As the nature of the Company's operations have shifted to development stage operations, management is currently not aware of any trends that may affect its liquidity, capital resources and operations.

         The Company's future operations however, could be adversely affected if the Company's timetable for the development, marketing and manufacturing of its products exceeds the available capital resources. The primary initial expenses of the new operations will include the salaries of some of its officers, who comprise the research and development team. The Company may need additional financing in order to complete its product development and testing for marketing and sales. The Company's limited resources, in addition to its anticipated continued research, development and testing for approximately 12-18 months or until about January 1998, may cause significant strain on the Company's management, technical financial and other resources.

         Inflation and Seasonality

         Inflation and seasonality are currently not expected to have a material effect on the Company's liquidity, capital resources and operating activities.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:

              NONE

ITEM 2. - Changes in Securities

              NONE

ITEM 3 - Defaults Upon Senior Securities

              NONE

ITEM 4 - Submission of Matters to a Vote of Security Holders

              NONE

ITEM 5 -  Other Information

NONE

ITEM 6 - Exhibits and Reports on Form 8-K

NONE

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            U.S. Wireless Corporation
                                  (Registrant)

February 13, 1997                                      /s/ Dr. Oliver Hilsenrath
Date                                                       Dr. Oliver Hilsenrath
                                                         Chief Executive Officer
                                                          President and Director

                            U.S. WIRELESS CORPORATION
                                   EXHIBIT 27
                             FINANCIAL DATA SCHEDULE
                           ARTICLE 5 OF REGULATION S-X

The  schedule  contains  summary  financial   information   extracted  from  the
consolidated financial statements for the nine months ended December 31, 1996 and is qualified in its entirety by reference to such statements.

Period type                   3 Mos.
Fiscal year end               March 31, 1997
Period start                  April 1, 1996
Period end                    December 31, 1996
Cash                          6,046,903
Securities                    0
Receivables                   0
Allowances                    0
Inventory                     0
Current assets                6,050,403
PP&E                          122,799
Depreciation                  0
Total assets                  9,252,987
Current liabilities           18,236
Bonds                         0
Common                        127,1 2
Preferred mandatory           0
Preferred                     0
Other SE                      7,990,445
Total liability and equity    9,252,987
Sales                         5,024,338
Total revenues                0

CGS                           3,429,395
Total costs                   3,429,395
Other expenses                3,693,198
Loss provision                0
Interest expense              173,044
Income  pretax                0
Income  tax                   0
Income  continuing            0
Discontinued                  0
Extraordinary                 0
Changes                       0
Net income                    (2,035,400)
EPS primary                   (.24)
EPS diluted                   (.24)