Form 10KSB
period 1997-03-31
U S WIRELESS CORP
filed 1997-06-25
CIK 912083

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-24742

                            U.S. Wireless Corporation
               (Exact name of Company as specified in its charter)

Delaware                                13-3704059
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or organization)

            2694 Bishop Drive, Suite 213, San Ramon, California 94583
               (Address of principal executive offices) (Zip Code)

                                 (510) 830-8801
                (Company's telephone number, including area code)

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

         Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

         The Company had $5,024,338 of revenues from operations during the fiscal year ended March 31, 1997.

         The aggregate market value of the voting stock (consisting of Common Stock, par value $.01 per share) held by non-affiliates on June 2, 1997 was approximately $10,756,969, based upon the average closing bid and asked prices for such Common Stock on said date ($4.53), as reported by a market maker. On such date, there were 7,325,245 shares of Company's Common Stock outstanding.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General


     U.S. Wireless Corporation ("the Company") is a Delaware corporation organized in February 1993. In July 1996, the Company acquired 51% of the outstanding shares of common stock of each of Mantra Technologies, Inc. ("Mantra") and Labyrinth Communication Technologies Group, Inc. ("Labyrinth"), both Delaware corporations formed in July and June 1996, respectively, by Dr. Oliver Hilsenrath. Unless the context requires, all references to the "Company" include Labyrinth and Mantra.


     Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected.

Reverse Stock Split

         The Company held a special meeting of its stockholders on May 31, 1996, at which meeting the stockholders approved a 1 for 4 reverse stock split of its outstanding shares of Common Stock, reducing its issued and outstanding shares of Common Stock from 3,575,980 shares to 893,995 shares. The record date for the purpose of calculating the reverse split was April 17, 1996. Unless otherwise specified, all references herein to shares and per share information give effect to the reverse stock split.


Name Change and Spin-off

         In June 1996, the Company's Board of Directors, pursuant to the consent of its then majority stockholder, authorized the distribution to its shareholders ("the Spin-off Distribution") of the shares of common stock of Play Co. Toys & Entertainment Corp. ("Playco.") owned by the Company. In addition, the Company, as majority stockholder of Playco, prior to but in contemplation of the Spin-off Distribution, authorized the conversion of Playco's Series D Preferred Stock owned by the Company into 1,157,028 shares of Playco's common stock. This conversion was based on the average closing bid price ($1.21) of Playco's shares for the 90 day period from March 1, 1996 to May 31, 1996.

         In October 1996, the Company filed an amendment to its certificate of incorporation changing its name from American Toys, Inc., to its present name. Simultaneously, its trading symbol was changed from "ATOY" to "USWC." The name change was effected due to the Company's change in direction.


Private Placements

         In July 1996, the Company consummated a private placement ("the Private Placement") of its securities. The Company offered 600,000 shares at a purchase price of $2.50 per share for gross proceeds of $1,500,000. The proceeds of the offering were used for the Company's acquisitions of Labyrinth and Mantra. Simultaneously, Labyrinth consummated a private placement offering of an aggregate of 79,000 shares at $12.00 per share for gross proceeds of $948,000.




Business of Labyrinth Communication Technologies Group, Inc.

General


     In July 1996, the Company commenced the development of an infrastructure product, the RadioCamera, for the cellular base station. The RadioCamera is designed to provide value added services and features for cellular networks. The Company has a development plan according to which these services and features gradually will be introduced to the cellular networks. These services and features include caller location finding and tracking, autonomous network management, and caller location based improved trunking.


Industry Overview


     In June 1996, the Federal Communications Commission adopted a report and order establishing certain performance goals and timetables requiring wireless service providers to be able to identify each caller's phone number and physical location for the purpose of providing emergency services. See "Government Regulations." This initiative, requiring service providers to obtain location finding capabilities for 911 emergency services, has caused a number of companies to dedicate research funding to solving the problem of developing a location technology. As the industry attempts to solve this problem, the industry is contemplating additional uses for location finding technology, as a means to increase revenues by offering additional value added services to the wireless communications industry. There are a number of companies competing to develop mobile location finding technologies. See "Competition."


         There are a number of different measurement formats being developed which use existing radio frequency ("RF") signals to locate a caller, including the following:

     Time difference of arrival ("TDOA") of RF signals, 1 Direction or angle of arrival ("AOA") of RF signals, 1 Amplitude or signal strength measurements, 1 Polarization of signals, and 1 Phase of signal measurements.


     TDOA and AOA are the primary techniques to triangulate the location of the user, being developed by several of the Company's competition. Since most companies use triangulation (the use of RF signals from two or more base stations) to determine location, it is important that multiple cell sites be able to communicate with the user's handset. For AOA systems, at least two cell sites are required. For TDOA systems, three or more cell sites are usually required for accurate location.


     A major problem in urban environments is multipath signals. Multipath occurs when multiple RF signals bounce off buildings and other solid objects, resulting in the receipt of several different signals at the cell site from a single caller. As there is rarely a line of sight from the user to the cell site, in urban environments, reflected RF signals are beneficial in delivering the call but can be detrimental to finding the user's location. Thus, TDOA or AOA techniques typically experience difficulties in pinpointing the location of the caller in urban environments, as there are many conflicting angles and times for the RF signals received at the cell sites.

     Other current technical solutions are only able to locate the caller at the start of a call. These technologies cannot track the caller if the caller moves from the original position after the time the call was placed. These types of technical deficiencies do not provide the information necessary for both 911 emergency services and for commercial location applications. It is important for any location technology to be able to continually track the user's location while a call is in progress.


Company Outlook


         The Company's RadioCamera is designed to solve the multipath problem in offering location finding services by taking various measurements of the RF signals from any caller to a single cell site with a special focus on collecting all multipath rays. The "fingerprint" collected in this fashion is then utilized to reconstruct the location out of which the signals could have emerged in order to locate the caller.

         The Company is currently in the process of completing the research, development, and initial testing of the RadioCamera prototype in preparation for its rollout scheduled for fiscal 1998. To this end the Company is (i) completing the design, construction, and testing of a second prototype of the RadioCamera, which prototype will be used as a platform for mass production of the commercial units; (ii) preparing the RadioCamera for testing in active base station and independent sites; (iii) engaging in marketing and developing relationships and strategic alliances with companies in the wireless industry for the anticipated rollout of the RadioCamera and the formation of an operating company to offer geolocation services; and (iv) developing a plan for manufacturing the RadioCamera in anticipation of its rollout.

         Initially, the RadioCamera is being developed for incorporation into the cellular systems using the AMPS standard, which is the largest cellular market in the United States, incorporating approximately 40 million subscribers and approximately 30,000 base stations. In the near future, the Company plans to modify the RadioCameras for use with PCS, GSM, CDMA, TDMA and other standards.


The RadioCamera


     The RadioCamera is an independent system designed for either incorporation into the infrastructure of a cellular base station or to be operated on a stand alone basis. It is designed to perform two functions: (i) to provide location finding information from the measurement of a hybrid signature based on the RF signals from all cellular callers in a geographic area, identifying the callers' locations on a continuous basis; and (ii) to improve trunking efficiency in order to increase user capacity. The RadioCamera will provide trunking efficiency by effectively managing the allocation of channels provided by the antennas to the sectors in which there is demand; therefore, it will apportion a station's capacity where it is needed, allowing capacity changes as demand changes. The Company believes that such efficiency in allocation shall enable each base station to significantly increase its capacity.


     The location finding technology combines algorithms developed by the Company operating on the collected rays, including all direct and reflected rays from any subscriber at any point in time, and matches such rays to an estimated location of origination. This technology constantly determines the location of a caller regardless of whether or not he makes a request for location.

     Management believes that the advantage of this technology over TDOA and AOA technologies is that it resolves the multipath problem of an urban environment. Unlike TDOA or AOA technologies, the RadioCamera technology can generate a user's location from a single site in an urban environment since it uses multipath signals for its location detection ability. See "Industry Overview." The system also tracks the geographical performance of the wireless base station and can detect whether the base station's coverage is as desired or whether it has shifted and is not providing coverage to an expected area of coverage, thus providing an additional benefit, network management, and substantially increasing and enhancing the network's operational efficiency.


Testing


     The Company has commenced the testing of the RadioCamera in three different locations in Northern California. The Company anticipates testing the RadioCamera in operating base stations and on a stand alone basis within the next few months. This preliminary testing is designed to determine the accuracy of the RadioCamera in several operating environments, to refine the software and hardware of the RadioCamera in an operating environment, and to monitor the performance of the product. The

Company expects testing to continue through the end of calendar 1997.

Supply and Manufacturing


     The Company is presently reviewing alternatives to address anticipated product demand. The Company believes that when the technology risk has been eliminated, there will be a demand for the RadioCamera. Presently the Company is performing the design and engineering of the manufacturing of the prototype of the RadioCamera. This will be the model for the first RadioCamera manufactured for integration and within the base stations of the commercial carrier. The Company believes that these prototypes will be adjusted and modified during the testing process to conform to base station integration and production requirements. Simultaneously during the testing period, a manufacturing plan will be developed for the mass production of the RadioCamera.

         In April 1997, the Company submitted a proposal to the government of Germany to receive a subsidy and grant for the purpose of building a manufacturing plant in Rostock, Germany, as part of a redevelopment effort undertaken by the German authority. The Company estimates that the manufacturing facility will require a US $14 million investment. The proposal includes the receipt of grants and a US $4.35 million long-term loan from the German government. The loan will be secured by the facility.

         There can be no assurance that an uninterrupted and adequate supply of the RadioCamera will be available initially to meet demand. The Company believes that there are a sufficient number of suppliers, vendors, and manufacturers available to the Company at competitive prices and on competitive terms.


Marketing and Distribution

         The Company plans to distribute the RadioCamera through sales (i) directly to service providers; (ii) to companies offering or planning to offer geo-location services; (iii) to OEM infrastructure manufacturers; and (iv) to engineering firms developing and constructing base stations. Through its testing process, the Company is developing strategic alliances and consummating relationships with various companies referred to in items (i) - (iv) above. The Company believes that by eliminating the technology risk associated with a product of this kind, through its testing process, there will develop a market for the RadioCamera, though no assurances can be given.


     In addition to sales of the RadioCamera, the Company anticipates entering into strategic alliances and/or joint venture agreements to offer geo-location services to the wireless communications industry. These services will include 911 emergency, 411 information, wireless network management, geographically sensitive billing, and in the future, advanced network management and more advanced network applications. The Company can provide such services by (i) accessing the location information produced by the RadioCameras; (ii)
transporting the information through a communications system to a hub for coordination and integration of the information with other systems (i.e. mapping system); and (iii) transporting and selling the information to (a) public safety answering points ("PSAP") with respect to 911 emergency services, (b) service providers, (c) geo-location service companies, and (d) end users.



Business of Mantra

General


         Mantra Technologies, Inc. was founded in July 1996 as a software development company dedicated to the enhancement of human computer interaction. In July 1996, it began the development of a self-driven research tool ("the Research Tool") designed to access various databases to locate and collect information based on a user interest profile. The Research Tool engages in a self-driven daily process of creating and updating a user interest profile, which process is performed by analyzing the data on a user's system. The user profile is submitted to an index server search engine which searches the various databases the user requests, and the information gathered by the tool is then filtered for relevant materials. Finally, the relevant information and all ancillary documents are downloaded into the system to be analyzed and filtered for content, categorized and clustered into a useable format for the user.


         The first version of this product is currently being developed and tested for use as an Internet research tool. It studies the data stored on the user's computer, determines the user's current areas of interest, and searches for information which may be of value to the user on any indexed database (LAN, local drives, Intranets, Internet, and paid information services which are supported by the user), and retrieves and presents this information to the user in a conveniently organized HTML document.

Industry Overview


         Information retrieval is a rapidly growing industry. With the rise of the Internet and the personal computer, users are constantly desiring greater access to information, quicker and cheaper. Technology, though continuously improving, has not been able to meet the increased demands of users. Speed of transmissions, limitations of communications platforms, and differences in programming have made research of these databases a tedious endeavor.


         The Internet has become a new mass media channel that exposes tens of millions of people to existing public and private databases. The technology the Internet is based on, both at the networking layer and the information indexing techniques, has forced the industry to redesign legacy databases and/or their interfaces to be compatible with the new mass media channel. The Internet's information indexing and distribution methodology has also become the model for private local and wide area networks and Intranets.


         As opposed to record based or relational databases, the Internet/Intranet indexing model was designed to accommodate a chaotic system of resources. On the Internet, new resources are added daily and old ones are removed, all without notice and without a supervising body. That means indexing such a system has to be done both randomly and with enough flexibility to absorb inconsistencies, false entries, and a variety of resource types.

         The only type of attempt to index the Internet was made by voluntary and free service providers who operated complex systems of automated programs that roamed the Internet and collected information. This type of activity is done today by hundreds of non-profit organizations on the Internet or outside it, with the same search-engine model emerging as the leading standard in indexing text-based information. This text-based information indexing is not only on the Internet, it is used with Intranets and anywhere text information is being accumulated.

         This indexing technique for text-based

material utilizes extraction of the most "important" words out of each text-based resource and then indexes that resource according to the words extracted. Thus, retrieving the resource demands that the system be queried with the same words it used to index the resource. This method of organizing text material is very flexible but also introduces an array of problems. Searching for a resource in a very big database is complex, there being many subtleties to using search words or search strings.

     Today, a person needs to have some proficiency in using these systems when trying to find a resource, and more often than not, basic proficiency is not enough. Since the indexing systems are not linear, there can be many results to a single query, sometimes up to hundreds of thousands of results which the query issuing person has to then filter based on his individual needs.

     Based on the need for the accumulation of information and the need for the ability to access it simply, a market for information retrieval products is emerging and continuously developing. Users basically are looking for products to perform one or more of the following functions:


     1. To assist in the process of retrieving a resource from a query-based database.

     2. To submit a query to multiple search-engines for local or public databases.

     3. To automate retrieval of specific type of information the user has designated.

     4. To improve the accuracy of the query results.

     5. To automatically filter out the less relevant results for a user query.

     6. To relieve the users' need to acquire proficiency in resource search techniques.

The available products that target this market can be divided into three categories:


     1. "Push Technology" - allows a person to state his field (s) of interest or specific items of interest, and later actively sends the user updates about resource s to use or directly sends the desired information to the user.

     2. "Multiple Search Engine Submission" - allows a user to form a fairly simple query , submit this query to multiple search engines, and filter the results .

     3. "Search Engine Enhancements" - increase the indexing accuracy of the search engine and deliver additional services to narrow the search and yield fewer, more accurate results per query.


Company Outlook


         Until now, searching for information on databases (such as the Internet) required the computer user to proficiently articulate a search string, submit it to a search engine, manually filter the results, and thus expend extensive amounts of time during this process. Mantra has developed the Research Tool, which is designed to eliminate the time inefficiency and extensive cost of other researching techniques.

         Mantra has produced the first prototype of its Research Tool and is engaging in testing and market research to complete the development of the product and formulate a direction for its implementation in the industry. Mantra's goal is to integrate the Research Tool into a client's operating system as a module which learns and adjusts to the user's habits, needs, and interests, thereby becoming a personal assistant to the user. The concept is to provide the user, whether he is an employee of a large corporation or an individual at home, with the ability to have a search engine search the Internet or other databases for information helpful and necessary to the person's daily operations, all of which is done in the background of the computer system without the user waiting for results. The Research Tool is to be a learning and communicative self-executing program which will give the user greater efficiency and flexibility in performing daily necessary functions.

         Mantra anticipates that additional versions of the initial prototype shall be developed based upon the testing process. These versions shall include a more robust set of features and will strive to be more closely integrated with the user's system, conceptually residing between the application level and the shell level. Whereas now the only information source used is the Internet, the structure of the product is such that it will allow simple additions of information modules allowing the software to interact with just about any indexed information source. Its features will allow the product to be deployed in a wide variety of working environments, providing the most value in research intensive environments.

         As part of the Company's development process, the Company studies the possibilities of adding standardized tests, handwriting recognition and analysis, and behavioral pattern recognition to the resource pool for future products.


The Product

         Mantra has produced the first prototype of its "Research Tool," which is an innovative approach to information search and retrieval. The Research Tool is a self-learning and adaptive tool which proactively anticipates a user's needs and desires. The tool is set up to develop an evolving user profile to search and access pertinent information. In addition, it has the versatile ability to be utilized by submitting an individual document, or a portion of a document, as the basis for the analysis and search. The user does not need to come up with individual key words for the search. This system studies documents, extracts the topics discussed in them, and searches the Internet, or other available network resources, for relevant content. Once the user has accessed a document of interest, the document can be submitted to the Research Tool while the user returns to other duties. When the research is finished, the user can access the relevant content found.

         The operational process of the Research Tool performs the following functions: (i) it reviews and analyzes the documents in a user's computer to produce a user interest profile, which is a part of the "MindStep" technology;
(ii) this profile is then downloaded into an index server search engine to search the database, initially the Internet, to find relevant documents; (iii) once matching documents and materials are found, the MindStep technology reengages in analyzing the gathered information, discarding irrelevant information so as to compile only information which is current and closely associated to the user's profile; (iv) once this process is completed and relevant documents are found, a process called "Infodam" engages to download all the relevant materials to the user's computer for viewing by the user. MindStep is the process of formulating a profile of a user's areas of interest from a set of one or more documents (initiating an adaptive search on any indexed database of documents) and analyzing the results to determine their relevance to the set of areas of interest extracted from the original set of documents. The relevant documents are then categorized according to topics (areas of interest) and presented to the user.

         The process of presenting the information to the user is provided by the Infodam technology which allows the computer to download onto the user's hard drive the relevant information, as a background function, so that when the user goes to retrieve the relevant information it is a quick process.

         The Research Tool may also commence its process of researching databases by a user's pro-active initiation of the process described above. The direct interaction occurs when a user wants to research a specific topic. This is done by delivering a document or set of documents into a special section of the Research Tool, whereby an immediate search is requested. The research assistant then sends the document through the analysis and retrieval process described above.


         The daily background analysis autonomously monitors the user's level of interaction with the computer and waits for a period of inactivity which implies the user is away from the computer. It then builds a profile of documents accessed, modified, and created within a user-controlled number of days. The documents contained in this profile should reflect the recent areas of interest of the user. The documents may be e-mail messages, e-mail attachments, web pages visited, documents created with any word processor, presentations, etc. All of these documents are then fed into the MindStep engine, which identifies topics discussed in this set of documents, merges similar topics to form more accurate topic modules, and initiates its research. The result of this daily activity will be an HTML page on the user's desktop which will contain links to the relevant documents that were found, categorized according to topics.


Marketing and Distribution


         The Company is currently undergoing studies to determine the most appropriate vehicle for marketing the Mantra product. Management anticipates a universal appeal of the product to include large and medium sized corporations, and professional groups such as doctors and lawyers, individuals who continuously search databases for the most recent information on certain topics and every day Internet users. Management believes that the best approach to marketing the product will fall under one of the two following categories:

     1. One approach is the mass commercialization, distribution, and marketing of the product, which requires intense name recognition and extensive distribution channels in putting the product on retail shelves. This approach is capital intensive and requires a bigger investment in building distribution networks and service and support.

     2. Another approach is the marketing of the product directly to the biggest users and creating an impetus for the product through licensing the software. This approach includes engaging in strategic alliances with computer manufacturers, Internet service providers, and other research oriented systems. This method offers the most control regarding sales, service, and support issues.


Competition


         The cellular communications and research and informational services industries, in general, are highly competitive, with a number of companies competing to provide value added services. Existing and developing companies are providing large budgets for research and development in these areas. Products are continuously being introduced in to the marketplace as newer and better versions are being developed.

Labyrinth


         There are a number of companies offering value added wireless services. Though the Company is competing with other smart antenna companies offering products to increase the base stations' efficiency, the Company's primary competitors are firms offering or seeking to offer network-based location finding services. A network-based solution accesses operating base stations in order to locate callers. Currently, the Company is familiar with various network-based methods relying on TDOA and AOA techniques. The Company's competitors include TruePosition, a division of The Associated Group, Inc.; Lockheed Sanders, a wholly-owned subsidiary of Lockheed Martin Corporation; E-Systems Company; KSI, Inc.;

and AccuCom Wireless Services. The Company believes that some of its competitors have greater marketing, customer support, financial, and other resources than those of the Company.


         Other location technologies being developed include dedicated radiolocation networks which are built solely for location finding and global positioning systems which are based on satellite tracking systems. The Company does not believe that dedicated positioning systems or global tracking systems have the cost efficiencies needed to replace the network-based systems as the technology of choice. Since this area of wireless services is relatively new, sparked by the requirement of the FCC to provide 911 emergency services with location finding capability, most wireless and cellular service providers or intended providers are in the development and testing stages of their products, as is the Company.


Mantra

         Though the Company is unaware of any company or product which is in direct competition with the Company's Research Tool, there can be no assurances that there are not any products which have been developed or which are in development. The Company is familiar with other companies and products which perform some of the functions provided by the Research Tool, including: (i) Push Technology products, for which there are the following competitors: Pointcast, Inc., Marimba, Inc., BackWeb Technologies, AgentSoft Ltd., Intermind Corporation, Lanacom Inc., and Autonomy; (ii) Multiple Search Engine Submission products for which Symantec and WebCompass are the two main competitors; and
(iii) Search Engine Enhancement products for which ICE and Live-Topics are the companies competitors.


         The Company shall compete with such other companies on the basis of the quality and efficiency of its products. Although the Company is confident that the technology behind its products is sound, the Company cannot offer any assurance that one or more of its competitors will not develop and market products equal to or better than those marketed by the Company; nor can the Company assure that other companies will not enter the marketplace or that other companies will not produce and market products technologically superior to the Company's.



Patents and Trademarks

         Members of the Company filed a patent application on January 8, 1997, regarding the RadioCamera and the Company's location finding technology, which application is currently pending. Simultaneously with the filing of the patent application, the individuals assigned any and all rights, title, and interest to the patent to Labyrinth.

         In June 1996, employees of Mantra filed a provisional patent with the U.S. Patent and Trademark office with respect to the development of a personal web map system. The filing of a provisional patent requires a full patent application within one year of the filing of the provisional patent in order for the date of the patent, if and when issued, to be the date of the filing of the provisional patent. On March 28, 1997, employees of Mantra filed a patent application, including the technology developed in the provisional patent, as further developed. This patent is currently pending. The inventors subsequently filed assignments, assigning any and all rights, title, and interest to the patent, to Mantra.

         There can be no assurance that patents will be issued pursuant to these filings or that any particular aspect of the Company's technology will not be found to infringe on the products or technologies of other companies or that other companies will not infringe on the patents or technologies of the Company.

         The Company relies on common law trademarks for use of "RadioCamera," "MindStep," and "Infodam." The Company has filed intent to use applications to register these trademarks in the United States. The Company has one year from the filing date to file trademark applications showing use of the trademarks. There can be no assurance that such trademarks will be registered, or that if registered, they will adequately be protected against infringement.


         In the event the Company were to become engaged in litigation either as a result of a claimed infringement by the Company or as a result of infringement by a third party of the Company's technology or trademarks, there can be no assurance that the Company will be able to fund such litigation or, if able to fund same, that it will prevail.

Government Regulations

         The wireless communications industry is regulated by the Federal Communications Commission ("FCC"). The FCC regulates and monitors the use of radio waves which are apportioned to numerous uses for all frequencies of the spectrum,. In September 1994, the FCC sought comment on a Notice of Rule making (NPRM Docket 94-102) which proceeding addressed the issue of 911 emergency services for advanced telecommunications technologies. On June 12, 1996, the FCC adopted a Report & Order which establishes performance goals and timetables for the identification of a wireless caller's phone number and physical location. Under phase I of the order, wireless carriers must be able to identify the telephone numbers of their subscribers and locate subscribers to the nearest cell by April 1, 1998. Under phase II, wireless carriers must be able to locate a 911 caller within 125 meters, in 67% of all cases, by October 1, 2001.

         Additionally, the Company is required to comply with a wide range of other state and local rules and regulations applicable to its business. The ability to adapt the Company's product lines in order to comply with the current and anticipated broad federal, state, and local regulatory network is essential and may be costly. The failure to comply with such regulations may have an adverse effect on the Company's operations.

ITEM 2.           DESCRIPTION OF PROPERTY


         On July 31, 1996, the Company entered a building lease agreement ("the Lease") with Annabel Investment Company, a California partnership, for the lease of executive office space at 2694 Bishop Drive, Suite 213, San Ramon, California 94583. Pursuant to the Lease, the Company maintains 2,549 square feet of executive office space at a total cost of $50,980 per annum. The Lease, effective for a term of three (3) years, commencing on August 23, 1996 and continuing through August 23, 1999, was amended on November 11, 1996, to include the rental of 2,667 additional square feet of office space (comprising Suite
250) at a cost of $56,007 per annum.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended March 31, 1997, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the SmallCap Market of the Nasdaq Stock Market. The following table sets forth representative high and low closing bid quotes as reported by a market maker for the Company's Securities during the period from January 1, 1995 through June 2, 1997, or their expiration. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions, and do not necessarily represent actual transactions.


                           Common Stock                       Warrants(1)                        Distribution Warrants(1)(2)
Calendar Period                      Low    High              Low      High             Low      High
---------------                      ---    ----              ---      ----             ---      ----

        1995

01/01/95 - 03/31/95                  9      48                 7       26                 2 1/2           25 1/2
04/01/95 - 06/30/95                  2      16 21/32           1/8     7 1/2                        1/8            4
07/01/95 - 09/30/95                 12 1/4  12 1/4             3/4     3/4                1/4              1/4
10/01/95 - 12/31/95                 14      36                 1/8     1/2               1/8               1/4

        1996

01/01/96 - 03/31/96                  18      10                 1/8     1/2                       1/8              1/4
04/01/96 - 06/30/96                  10 1/2  14
07/01/96 - 09/30/96                  1 1/8   6 1/2
10/01/96 - 12/31/96                  3 1/8   4 1/4

        1997

01/01/97 - 03/31/97                  31/4   6 1/4
04/01/97 - 06/03/97                  23/4   4 13/16
-----------------------

     (1) Unexercised Distribution Warrants and Public Warrants expired on March 28, 1996.

     (2) The Warrants and Distribution Warrants began trading on June 14, 1994 upon the separation of the Units, and ceased trading on March 27, 1996 upon their expiration.

     (3) The Company's Units only traded from March 28, 1994 through June 14, 1994.


         As of June 2, 1997, there were 44 holders of record of the Company's Common Stock, although the Company believes that there are approximately 905 additional beneficial owners of shares of Common Stock held in street name. As of June 2, 1997, there were 7,325,245 shares of the Company's Common Stock outstanding.


         On July 31, 1996, the Company consummated a private placement offering of an aggregate of 600,000 shares of its Common Stock at a purchase price of $2.50 per share, for which the Company received gross proceeds of $1,500,000. The proceeds of the offering were used to purchase the securities of Labyrinth and Mantra in accordance with the acquisition. See "Business." The purchasers in the offering received "piggy back" registration rights. At the same time, Labyrinth consummated a private placement offering of an aggregate of 79,000 shares at $12.00 per share for gross proceeds of $948,000.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

General

         The Company was originally organized in February 1993 as a holding company to acquire a majority interest in Playco. Historically, through August 15, 1996, the Company's results of operations and financial condition have related primarily to those of Playco. Effective August 15, 1996, the Company spun-off its ownership of Playco Common Stock to the Company's stockholders and recorded a dividend for the net book value of the spin-off. With the July 1996 acquisitions of 51% of Labyrinth and Mantra, the Company changed its business focus. As discussed in Item 1, Labyrinth is in the business of researching and developing cellular infrastructure products while Mantra is in the business of developing software to enhance human interaction with computers, and in particular, of gathering and analyzing data from such sources as the Internet.


         Due to the Company's change in focus, the results of operations for the year ended March 31, 1997, which primarily reflect the activities of a research and development company, are not directly comparable to the results of operations for the year ended March 31, 1996, which reflect the results of operations from a retailer. Additionally, as operations for the year ended March 31, 1997 did include some results of operations from Playco and the start-up of operations for Labyrinth and Mantra, the results of operations for the year ended March 31, 1997 are not an indication of any future results of operations.

         Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected.

Results of Operations:

Year Ended March 31, 1997 as Compared to the Year Ended March 31, 1996

         For the year ended March 31, 1997, the Company recorded retail sales from Playco of $5,024,338 as compared to $21,230,853 in retail sales for the year ended March 31, 1996. The decrease in sales is reflective of the August 1996 spin-off of the Company's majority ownership in Playco. Through March 31, 1997, the Company has recorded no revenues from the operations of Labyrinth and Mantra.

         Costs and expenses totaled $9,165,746 for the year ended March 31, 1997 as compared to total costs and expenses of $25,321,474 for the year ended March 31, 1996. As with sales, the overall decrease in costs and expenses is primarily due to the Company's divestiture of its majority ownership of Playco. For the year ended March 31, 1997, the Company had operating expenses which totaled $1,558,193 of the reported $4,283,797, the balance constituting operating expenses from Playco through the date of the spin-off.

         For the year ended March 31, 1997, compensation expense associated with the issuance of 2,641,500 Common Stock options to employees and 1,550,000 Common Stock options to consultants totaled $731,535. In addition, Labyrinth recorded compensation expense of $620,000 in connection with the issuance of 151,000 shares of its common stock to its Officers and key employees.

         The Company recorded $106,542 of amortization of the excess of cost over basis of the net assets acquired, $100,000 of which was recorded as a result of the Labyrinth acquisition in July 1996, for the year ended March 31, 1997. Such amortization is included in operating expenses.

         For the year ended March 31, 1997, the Company had interest income of $137,152 as compared to $18,417 for the year ended March 31, 1996. The increase in interest income is the result of (i) higher cash balances resulting from the Company's and Labyrinth's July 1996 private placement of 600,000 shares and 79,000 shares of Common Stock, respectively, which resulted in net proceeds of $1,458,000 and $948,000, respectively, and (ii) the exercise of 3,250,000 options to purchase Common Stock between July and December 1996 which resulted in additional capital of $3,992,483 being contributed to the Company. Interest expense decreased to $238,171 for the year ended March 31, 1997 from $535,158 for the year ended March 31, 1996 primarily as a result of the spin-off of Playco which incurred interest on its obligations with a finance company.

         During the year ended March 31, 1997, the Company changed its method of accounting for the minority stockholders' interest in Playco. The Company changed from one method of accounting which records the total amount of the net proceeds received from Playco's equity transactions as the minority interest to a more generally accepted method which reflects the minority interest as a percentage of the net assets of Playco. The change in accounting for minority interest is recorded as a cumulative effect of a change in accounting principle which had the effect of reducing minority interest by $2,413,973, increasing additional paid in capital by $2,873,408, and increasing the net loss for the year ended March 31, 1997 by $459,435.

         As a result of the above, the Company recorded a net loss of $4,203,857, or $0.56 per share, for the year ended March 31, 1997 compared to a net loss of $2,876,733, or $4.02 per share, for the year ended March 31, 1996.

Research and Development - Future Operations


     The Company expects that the research, development, and testing stages of both Labyrinth's and Mantra's products will continue for approximately six to twelve months. Thus, the Company does not expect Labyrinth or Mantra to earn any significant revenues from operations for at least six to twelve months. Research and development activities, as well as operating and marketing expenses, are expected to be financed with funds raised through Labyrinth's private placement and Labyrinth's and Mantra's sales each of 51% of their outstanding common stock to the Company.


Liquidity and Capital Resources:

As of March 31, 1997, the Company had working capital of $5,166,493 and cash equivalents of $5,328,781. Such funds resulted primarily from the Company's and Labyrinth's July 1996 private placements and the exercise of 3,250,000 Common Stock options.

Trends Affecting Liquidity, Capital Resources, and Operations

         As discussed above, the nature of the Company's operations has changed. While it once was a holding company for a retailer, it is now a holding company for research and development companies. As such, management is currently not aware of any trends that may affect its liquidity, capital resources, and/or operations.

         However, the Company's future operations could be adversely affected if the Company's timetable for the developing, marketing, and manufacturing of its planned products exceeds available capital resources. The primary initial expenses associated with the commencement of Labyrinth's and Mantra's operations are expected to include officer and key employee salaries. Furthermore, additional financing may be required to complete product development and begin product marketing. Management expects the limited resources of the Company, Labyrinth, and Mantra, as well as the required continuation of research, development, and testing for approximately twelve to eighteen months, to cause significant strain on the Company's technical, financial, and other resources.

Inflation and Seasonality

         Inflation and seasonality are currently not expected to have a material effect on the Company's liquidity, capital resources, or operating activities.

New Accounting Pronouncement:

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share ("EPS"). SFAS No. 128 requires all companies to present "basic" EPS and, if they have a complex capital structure, "diluted" EPS. Under SFAS No. 128, "basic" EPS is computed by dividing income (adjusted for any preferred stock dividends) by the weighted average number of common shares outstanding during the period. "Diluted" EPS is computed by dividing income (adjusted for any preferred stock or convertible stock dividends and any potential income or loss from convertible securities) by the weighted average number of common shares outstanding during the period plus the number of additional common shares that would have been outstanding if any dilutive potential common stock had been issued. The issuance of antidilutive potential common stock should not be considered in the calculation. In addition, SFAS No. 128 requires certain additional disclosures relating to EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Thus, the Company expects to adopt the provisions of this statement in fiscal year 1998. Management does not expect the adoption of this pronouncement to have a significant impact on the Company's financial statements.

ITEM 7.           FINANCIAL STATEMENTS

         See attached financial statements.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 15, 1996, the Board of Directors of the Company authorized the Company's Executive Officers to interview and engage a new auditing firm for the Company. This resolution was enacted in order for the Company to have its auditors in closer proximity to its executive offices. On October 24, 1996, the Company dismissed Scarano & Lipton, P.C. as its auditors. The change in accountants was not due to any discrepancies or disagreements between the Company and Scarano & Lipton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The former accountants' reports on the Company's financial statements for the years ended March 31, 1995 and 1996 did not contain any adverse opinions or disclaimers of opinion; nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         Effective as of November 20, 1996, the Company engaged Haskell & White, Certified Public Accountants as its certifying auditors to audit the Company's financial statements for the year ended March 31, 1997. In December 1996, the Company engaged Haskell & White, to reaudit the Company's financial statements for the year ended March 31, 1996.

                                    PART III


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT


Executive Officers and Directors

         The Executive Officers and Directors of the Company are as follows:

        NAME                                                  AGE               POSITION

         Dr. Oliver Hilsenrath                                40                President, Chief Executive Officer,
                                                                                Director

         Dr. Mati Wax                                         50                Chief Technology Officer

         David Klarman                                        32                General Counsel and
                                                                                Secretary

         David Tamir                                          53                Director

         Regina Gindin                                        45                Director


     Dr. Oliver Hilsenrath has been the President and Chief Executive Officer and a Director of the Company since July 31, 1996. Since their inceptions, Dr. Hilsenrath has been the Chief Executive

Officer, President, and a Director of both Labyrinth and Mantra. From 1992 through 1996, he was a Senior Vice President, General Manager, and co-founder of Geotek Communications, Inc., an international wireless carrier with networks in the United States, United Kingdom, and Germany. Dr. Hilsenrath received his Ph.D. in information theory from Technion-Polytechnical Institute of Israel. He has worked in the wireless communications industry for twenty years.

     Dr. Mati Wax has been the Chief Technology Officer of the Company and Labyrinth since August

     1996. From 1985 to 1996 he was the head of the Signal Processing Center at RAFAEL. From 1984 through 1985 he was a visiting scientist for IBM Research Laboratories. Dr. Wax received his Ph.D. in electrical engineering from Stanford University in 1985. While at Stanford he founded the smart antenna group, and received the fellow of IEEE.


     David Klarman has been General Counsel and Secretary of the Company since September 1, 1996. In August 1996, Mr. Klarman formed Klarman & Associates, a law firm specializing in corporate and securities law with offices in New York, New York and San Ramon, California. From July 1994 to August 1996, Mr. Klarman was an associate with Lampert & Lampert, a New York law firm specializing in corporate and securities law. Prior thereto, from February 1991 to July 1994, he was an associate with Goldstein, Axelrod & DiGioia, also a New York law firm specializing in corporate and securities law. Mr. Klarman was elected a member of the Board of Directors of The Appletree Companies, Inc. in August 1996 and served as such until April 1997. Mr. Klarman received a Juris Doctorate in 1990 from Yeshiva University, Benjamin N. Cardozo School of Law and a B.S. in Finance from the University of Maryland in 1986.

     David Tamir has been a Director of the Company since August 1996. Since September 1995, Mr. Tamir has been the General Manager of GeoNet Israel Limited, a subsidiary of Geotek Communications,

     Inc. From July 1992 to September 1995, Mr. Tamir was the President of Powerspectrum Technology Limited, a subsidiary of Geotek Communications, Inc., a cellular-wireless communications corporation.

Prior thereto, from 1990 to 1992, Mr. Tamir was a representative of RAFAEL, the defense branch of the Israeli government. Mr. Tamir received BS and MS degrees in Electrical Engineering from Technion, the Israel Institute of Technology in Haifa, and an MBA degree from Hebrew University.

     Regina Gindin has been a Director of the Company since August 1996. Since August 1994, Ms. Gindin has been an independent consultant for RBG Associates, a consulting firm which provides management consulting services for strategic business planning. From 1993 to August 1994, Ms. Gindin was the Senior Vice President of Strategic Management and Corporate Communications for Conner Peripherals, Inc. ("Conner"), computer peripheral manufacturer. Prior thereto, from 1992 to 1993, Ms. Gindin was the acting Chief Financial Officer of such corporation and prior to that, from 1988 to 1992, she was the Vice President of Strategic Planning and Corporate Communications. Ms. Gindin received her MBA in Business Administration from the Wharton School of Finance, University of Pennsylvania. She is a Director of The American Jewish World Service. Ms. Gindin is also an advisor to the marketing department of the Wharton School of Finance.

     The Directors of the Company are elected annually by the shareholders and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. The Executive

Officers are elected annually by the Board of Directors, serve at the discretion of the Board of Directors and hold office until their successors are duly elected and qualified. Vacancies on the Board of Directors may be filled by the remaining Directors.

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



Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Officers, Directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors, and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon requests for information of the Company's Officers, Directors, and greater than ten percent shareholders, during fiscal 1997, the Company has been informed that all Officers, Directors, or greater than ten percent shareholders have filed such reports as are required pursuant to Section 16(a). The Company has no basis to believe that any required filing by any of the above indicated individuals has not been made.

ITEM 10.          EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, or paid by the Company during the year ended March 31, 1997 to each of the named Executive Officers of the Company.

                                                 Summary Compensation Table

                                                        Annual Compensation
(a)                                          (b)               (c)              (d)              (e)               (f)
Name and Principal                                                                               Options/          Other Annual
Position                                     Year(1)           Salary($)        Bonus($)          SARS             Compensation


Dr. Oliver Hilsenrath                        1997              106,667(2)       -                 1,500,000(3)     $5,572(4)
President
Chief Executive Officer

David Klarman                                1997              70,000           -                 150,000(5)      --
General Counsel and Secretary

Dr. Mati Wax                                 1997              66,667           -                 100,000(6)      --

Chief Technology Officer
-----------------------------

     (1) No compensation was paid to any officer of the Company prior to July 31, 1996.

     (2)  Reflects the portion of the year worked based on salaries of $160,000,
$120,000,   and  $100,000  for  Dr.  Hilsenrath,   Mr.  Klarman,  and  Dr.  Wax,
respectively.

     (3) Pursuant to his employment agreement, Dr. Hilsenrath receive an option to purchase 1,500,000 shares of Common Stock at $2.00 per share.

     (4) Includes (i) the payment of $509 per month for automobile allowance, and (ii) the payment of approximately $1,500 per annum for a life insurance and disability policy for the benefit of Dr. Hilsenrath's beneficiaries. See "Employment and Consulting Agreements."

     ( 5) In August 1996, the Company granted Mr. Klarman the option to purchase 150,000 shares of the Company's Common Stock at an exercise price of $2.00 per share subject to a vesting schedule. See "Employment and Consulting Agreements."

     (6) In July 1996, the Company granted Dr. Wax the option to purchase 100,000 shares of the Company's Common Stock at an exercise price of $2.00 per share pursuant to a vesting schedule. See "Employment and Consulting Agreement." The Company also issued Dr. Wax 50,000 restricted shares of Labyrinth's Common Stock.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)


                                            Individual Grants


(a)                              (b)                      (c)                         (d)                      (e)

                                                          % of Total
                                 # of Securities          Options/SAR's
                                  underlying              Granted                     Exercise or
                                 Options/SAR's            Employees in                Base
Name                             Granted (1)              Fiscal Year                 Price ($/SH)             Expiration Date
----                             ------------             ------------                -------------            ---------------


Dr. Oliver Hilsenrath            1,500,000                           56.8             $2.00                     06/30/01


David  Klarman                     150,000                            5.7             $2.00                     08/30/01


Dr. Mati Wax                       100,000                            3.8             $2.00                     07/06/01


     The following table contains information with respect to employees of the Corporation concerning options held as of March 31, 1997.


               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES



(a)                              (b)                    (c)                      (d)                       (e)


                                                                                                           Value of
                                                                                 Number of                  Unexercised
                                                                                 Unexercised               In-The-Money
                                                                                 Options/SAR's             Options/SAR's
                                 Shares                                          at FY-End (#)             at FY-End ($)
                                 Acquired on            Value                    Exercisable/               Exercisable/
Name                             Exercise (#)           Realized ($)             Unexercisable             Unexercisable (1)
----                             ------------           ------------             -------------             -----------------
Dr. Oliver Hilsenrath                  -                        -                1,500,000/0               3,000,000/0

David Klarman                          -                        -                0/150,000                 0/300,000

Dr. Mati Wax                           -                        -                0/100,000                 0/200,000


     (1) Based upon the closing price for the Common Stock on March 31, 1997 ($4.00), as reported by a market maker.

Employment and Consulting Agreements

         In April 1997, the Company amended the five year employment agreement it entered with Dr. Hilsenrath in July 1996. As amended, Dr. Hilsenrath remains the Chief Executive Officer and President of the Company and the President and sole Director of both Labyrinth and Mantra. The agreement, as amended, provides for an annual salary of $160,000 and increases of 15% per annum for each year of its five year term. Upon execution, the Company granted Dr. Hilsenrath an option to purchase 1,500,000 shares of Common Stock at an exercise price of $2.00 per share. The Company provides Dr. Hilsenrath with an automobile allowance. In addition, the Company shall maintain during the full term hereof and at its sole cost and expense, a policy of life insurance on the life of Dr. Hilsenrath in the face amount of $1,000,000 payable to his designee. This policy shall include provisions for the payment of up to 18 months salary to Dr. Hilsenrath in the event that Dr. Hilsenrath is disabled. Upon the conclusion of this agreement, all right, title, and interest in the policy shall be transferred to Dr. Hilsenrath, and Dr. Hilsenrath shall be responsible for any premiums due after such transfer. The agreement restricts Dr. Hilsenrath from competing with the Company for a period of two years after the termination of his employment. The agreement provides for severance compensation to be paid to Dr. Hilsenrath if his employment with the Company is terminated or if there is a decrease in responsibilities or duties following a change in control of the Company. The severance compensation shall be made in one payment equal to three times the aggregate annual compensation paid to Dr. Hilsenrath during the preceding calendar year. In the event the Company wishes to obtain Key Man life insurance on the life of Dr. Hilsenrath, Dr. Hilsenrath agrees to cooperate with the Company in completing any applications necessary to obtain such insurance and in promptly submitting to such physical examinations and furnishing such information as any proposed insurance carrier may request.

         In August 1996, the Company entered into a three year employment agreement with Mr. Klarman pursuant to which Mr. Klarman is to receive a salary of $120,000 per annum and the option to purchase 150,000 shares of the Company's Common Stock at an exercise price of $2.00 per share, subject to a three year vesting schedule. The employment agreement provides that Mr. Klarman will be General Counsel to and Secretary of the Company. The agreement also acknowledges that Mr. Klarman shall have the right to represent non-competing companies during the term of the agreement.

         In July 1996, Dr. Mati Wax entered into a three year employment agreement with the Company whereby as Chief Technology Officer of same, Dr. Wax is to receive a salary of $100,000 per annum, the option to purchase 100,000 shares of the Company's Common Stock at an exercise price of $2.00 per share, subject to a three year vesting schedule, and 50,000 restricted shares of Labyrinth's common stock, subject to a three year vesting schedule.

         In June 1996, the Company entered into a five year employment agreement with Ilan Arbel pursuant to which Mr. Arbel was to be Vice President of Business Development, a non-executive officer position, upon the Company's consummation of the acquisitions of Labyrinth and Mantra. Mr. Arbel's sole compensation was the grant of options to purchase 1,000,000 shares of Common Stock at $1.00 per share for a period of five years and 2,250,000 shares at $1.33 per share, exercisable until December 31, 1996. In July 1996 Mr. Arbel, exercised his option to purchase 1,000,000 shares at $1.00 in full. Mr. Arbel exercised the remaining options in August and December 1996. Pursuant to an S-8 registration statement, 1,000,000 shares were transferred. The S-8 registration statement has been amended to deregister the sale of the remaining shares, all of which were issued with restrictive legends.

     Between July 1996 and December 1997, the Company entered into consulting agreements with individuals and entities within the investment banking and cellular communications industries. These consultants have been instrumental in the raising of capital for the Company and have been engaged to provide expertise in the area of cellular communications. The consultants are to initiate and facilitate relationships with companies operating within the investment banking and cellular communications industries. In addition, they seek to coordinate the development of purchasers for the Company's products and the co-development of business ventures for the possible combination and joint development of technologies within the communication industry. The Company has granted options to purchase an aggregate of 1,450,000 shares of the Company's Common Stock at exercise prices ranging from $2.00 to $4.00 per share. Some of the options granted have been subject to vesting schedules. In addition, an aggregate of $100,000 is being paid to a consultant for services rendered in the business development and capitalization of the Company. No other compensation was issued to these consultants; however, certain consulting agreements have provisions for fees to be paid in the event that transactions are consummated by the Company based on relationships initiated by such consultants.


Stock Option Plan

         During 1993, the Company adopted the Company's 1993 Stock Option Plan ("the Plan"). The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 37,500 shares of Common Stock may be granted from time to time to key employees, Officers, Directors, advisors, and independent consultants to the Company and its subsidiaries.

         The Board of Directors is charged with the administration of the Plan and is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend same with the consent of the Optionee(s), determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for incentive stock options ("ISO's") will not be less than 100% of the fair market value of a share of the Common Stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Common Stock of the Company).

         Options will be exercisable for a term determined by the Board which will not be less than one year. Options may be exercised only while the original grantee has a relationship with the Company or with a subsidiary of the Company, which latter relationship confers eligibility to be granted options, or at the sole discretion of the Board, within ninety days after the original grantee's termination. In the event of termination due to retirement, the Optionee, with the consent of the Board, shall have the right to exercise his option at any time during the thirty-six month period following such retirement. Options may be exercised up to thirty-six months after the death or total and permanent disability of an Optionee. In the event of certain basic changes in the Company, including a change in control of the Company as defined in the Plan, in the discretion of the Board, each option may become fully and immediately exercisable.

ISO's are not transferable other than by will or by the laws of descent and distribution. Options may be exercised during the holder's lifetime only by the holder or his guardian or legal representative.

         Options granted pursuant to the Plan may be designated as ISO's with the attendant tax benefits provided therefor pursuant to Sections 421 and 422A of the Internal Revenue Code of 1986. Accordingly, the Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the Common Stock subject to ISO's exercisable for the first time by an employee during any calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The Board may modify, suspend, or terminate the Plan, provided, however, that certain material modifications affecting the Plan must be approved by the shareholders, and any change in the Plan that may adversely affect an Optionee's rights under an option previously granted under the Plan requires the consent of the Optionee.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT

         The following table sets forth certain information as of June 10, 1997 with respect to the beneficial ownership of Common Stock by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) known by the Company to be the owner of 5% or more of the outstanding shares of Common Stock; (ii) each Director; and (iii) all Officers and Directors as a group. Except as otherwise indicated below, each named beneficial owner set forth herein has sole voting power with respect to the shares of Common Stock listed opposite his name.


Name and  Address                                Amount and                  % of outstanding]
of Beneficial Owner                              Nature of                   shares owned
                                                 Beneficial
                                                 Ownership

Dr. Oliver Hilsenrath
c/o U.S. Wireless Corp.                          3,750,000(1)                42.2%
2694 Bishop Drive, Suite 213

San Ramon, CA 94583

United Textiles & Toys

Corporation                                         378,758                   5.1%
448 West 16th Street

New York, New York 10011

David Tamir (2)
c/o U.S. Wireless Corp.                                --                       --
2694 Bishop Drive, Suite 213
San Ramon, CA 94583

Regina Gindin (2)
c/o U.S. Wireless Corp.
2694 Bishop Drive, Suite 213                           --                       --
San Ramon, CA 94583

Galit Capital Limited

(3)                                                1,071,880                 14.5%

Tortola, British Virgin Islands

Amir Overseas Capital Limited(

(3)                                                  750,000                 10.1%

Tortola, British Virgin Islands

ZOE Arbel Trust (3)

                                                     500,000                  6.8%

Tortola, British Virgin Islands

Officers and Directors as a group
(4 persons) (1) - (2)                              3,750,000                 42.2%



         Footnotes from previous page


         *Less than 1%.

     (1) Includes 1,500,000 shares of Common Stock issuable upon the exercise of an option granted pursuant to Dr. Hilsenrath's employment agreement.

     (2) Does not include stock options to purchase an aggregate of 100,000 shares of Common Stock which vest 1/3 each year from grant, non of which are presently vested or exercisable.


     (3) Mr. Arbel, a former Officer and Director of the Company, exercised options granted pursuant to an employment agreement and thereafter transferred said shares to the referenced companies. Mr. Arbel denies beneficial ownership of these shares.



ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In June 1996, the Company's Board of Directors, pursuant to the consent of the then majority stockholder of the Company, distributed ("the Spin-off Distribution") the shares of common stock of Playco owned by the Company. In addition, the Company, as majority stockholder of Playco, prior to, but in contemplation of the Spin-off Distribution, authorized the conversion of Playco's Series D Preferred Stock owned by the Company into 1,157,028 shares of Playco's common stock. This conversion was based on the average closing bid price ($1.21) of Playco's shares for the ninety day period from March 1, 1996 to May 31, 1996.




     In June 1996, European Ventures Corp. ("EVC"), a British Virgin Islands corporation of which Moses Mika at the time was the sole Officer, Director, and stockholder, acquired 3,106,005 shares of the Company's Common Stock, par value $.01, in exchange for 400,000 shares of common stock of Multimedia Concepts International, Inc. ("Media"), a Delaware Corporation. The Company had the right either to pay $1,800,000 for the shares or to transfer 400,000 shares of Media to the Company. Mr. Mika is the father of Mr. Arbel, the former President and Chief Executive Officer of the Company. The shares of Common Stock issued to EVC were not eligible for the Spin-off Distribution of the Playco shares referred to herein. In April 1997, the Company and EVC entered into an agreement to rescind the transaction, and EVC returned 2,706,006 shares to the Company in exchange for the 400,000 shares of Media. This transaction was consummated in May 1997.

     See "Executive Compensation-Employment and Consulting Agreements" for a discussion of the compensation arrangements the Company has with its Executive Officers and consultants.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         All exhibits, except those designated with an asterisk (*), which are filed herewith, previously have been filed with the Commission in connection with (i) the Company's Registration Statement on Form SB-2, dated March 28,
1994, under file No. 33-68306-NY; or (ii) Form 8-K, dated July 11, 1996, pursuant to 17 C.F.R. Section 230.411, and are incorporated by reference herein.

2.1               -        Stock Purchase Agreement Among the Company, Labyrinth Communications
                           Technologies Group, Inc., and the stockholders of Labyrinth Communications
                           Technologies Group, Inc., dated July 10, 1996 (incorporated by reference to the indicated exhibit in the Company's Form 8-K dated July 11, 1996).

2.2               -        Stock Purchase Agreement Among the Company, Mantra Technologies, Inc., and
                           the  stockholders of Mantra Technologies, Inc., dated July 10, 1996 (incorporated by reference to the indicated exhibit in the Company's Form 8-K dated July 11,
                           1996).

3.1               -        Certificate of Incorporation of the Company filed February 12, 1993.  (incorporated by reference to the indicated exhibit in the Company's SB-2 Registration Statement File No. 33-
                           68306-NY )

3.2               -        Amended and Restated Certificate of Incorporation of the Company filed on August 25,
                           1993. (incorporated by reference to the indicated exhibit in the Company's SB-2 Registration
                           Statement File No. 33-68306-NY)

3.4               -        By-Laws of the Company. (incorporated by reference to the indicated exhibit in the
                           Company's SB-2 Registration Statement File No. 33-68306-NY)

3.5               -        Specimen Common Stock Certificate.

4.7               -        Form of Option from Stockholders of Mantra Technologies, Inc., dated July 10, 1996
                           (incorporated by reference to the indicated exhibit in the Company's Form 8-K dated July 11,
                           1996).

10.41             -        The 1993 Stock Option Plan  (incorporated by reference to the indicated exhibit in the
                           Company's SB-2 Registration Statement File No. 33-68306-NY)

10.74             -        Form  of  Employment  Agreement  with  Dr.  Oliver
                           Hilsenrath   (incorporated   by   reference   to  the
                           indicated  exhibit  in the  Company's  Form 8-K dated
                           July 11, 1996).

10.75             -        Form of Stockholders Agreement for Labyrinth (incorporated by reference to the indicated exhibit in the Company's Form 8-K dated July 11, 1996).

10.76 *           -        S & S Engineering agreement.

10.77*            -        Amended Employment Agreement with Dr. Oliver Hilsenrath.

10.78*            -        Employment Agreement with David Klarman

10.79*            -        Employment Agreement with Dr. Mati Wax.

10.80*            -        Consulting Agreement with Young Associates.

10.81*            -        Consulting Agreement with Dennis Frances.

10.82*            -        Consulting Agreement with Spencer Corporation.

10.83*            -        Consulting Agreement with Ryburn Limited.

10.84*            -        Consulting Agreement with Crossgar Limited.

10.85*            -        Consulting Agreement with Pelican Investments Limited.

21.01             -        List of all Company Subsidiaries.

27.01             -        Financial Data Schedule.


                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23th day of June, 1997.



                                                       U.S. WIRELESS CORPORATION




                                                   By: \s\ Dr. Oliver Hilsenrath
                                                           Dr. Oliver Hilsenrath
                                                         Chief Executive Officer




         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company, in the capacities and on the dates indicated.




\s\ Dr. Oliver Hilsenrath                         Chief Executive Officer       June 23, 1997
Dr. Oliver Hilsenrath                             President and Director        Dated


\s\ David Tamir                                   Director                      June 23, 1997

David Tamir                                                                     Dated


\s\ Regina Gindin                                 Director                      June 23, 1997

Regina Gindin                                                                   Dated


                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES


                                    CONTENTS



                                                                                                               Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                            F - 2


CONSOLIDATED BALANCE SHEET                                                                                    F - 3


CONSOLIDATED STATEMENTS OF OPERATIONS                                                                         F - 5


STATEMENTS OF STOCKHOLDERS' EQUITY                                                                            F - 7


CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                         F - 9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                   F - 13


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







To the Board of Directors and Stockholders

U.S. Wireless Corporation and Subsidiaries



We have audited the accompanying consolidated balance sheet of U.S. Wireless Corporation, formerly known as American Toys, Inc., and Subsidiaries (the "Company") as of March 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.















HASKELL & WHITE

Certified Public Accountants

     May 30, 1997, except for the last sentence of Note 6.a) which is as of June 16, 1997

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997





                                     ASSETS

Current assets

     Cash and cash equivalents                                                                     $      5,328,781

     Other current assets                                                                                     3,500

         Total current assets                                                                             5,332,281

Equipment, improvements and fixtures, net                                                                   281,211

Excess of costs over basis of net assets acquired, net of
     accumulated amortization of $100,000                                                                 2,150,000

Other assets                                                                                                  4,667

         Total assets                                                                              $      7,768,159
                                                                                                 ================

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities

     Accounts payable and accrued expenses                                                         $        140,550
     Obligations under capital leases, current                                                               25,238

         Total current liabilities                                                                          165,788

Obligations under capital leases, noncurrent                                                                 45,427

         Total liabilities                                                                                  211,215

Minority interest in subsidiaries                                                                         1,529,534

Commitments (Notes 8 and 9)

Stockholders' equity

    Common Stock, $.01 par value, 40,000,000 shares authorized,
         10,031,250 shares issued and outstanding                                                           100,312

     Additional paid-in capital                                                                          20,493,262

     Unearned compensation                                                                               (1,277,918)

     Stock subscription receivable                                                                       (1,569,483)

     Accumulated deficit                                                                                (11,718,763)

         Total stockholders' equity                                                                       6,027,410

         Total liabilities and stockholders' equity                                                $      7,768,159

                                                                                                  ================

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                                                                   1997                1996
                                                                                ---------------    ----------
Net sales                                                                       $     5,024,338    $     21,230,853
                                                                              ---------------    ----------------
Cost and expenses

     Cost of sales                                                                    3,429,395          15,132,895

     Operating expenses                                                               4,283,797           9,518,238

     Stock and stock options issued as compensation                                   1,351,535             153,600

     Interest expense and financing fees, net of interest
        income of $137,152 and $18,417, respectively                                   101,019             516,741

         Total costs and expenses                                                     9,165,746          25,321,474
                                                                                ---------------    ----------------
Loss before minority interest in net losses of subsidiaries, income tax (expense) benefit and cumulative effect
      of a change in accounting principle                                             (4,141,408)         (4,090,621)

Minority interest in net losses of subsidiaries                                           396,986          1,213,888

Loss before income tax (expense) benefit and cumulative
     effect of a change in accounting principle                                      (3,744,422)         (2,876,733)

Income tax (expense) benefit                                                                  -                   -

Loss before cumulative effect of a change
     in accounting principle                                                         (3,744,422)         (2,876,733)

Cumulative effect of a change in accounting principle                                  (459,435)                  -

Net loss                                                                        $    (4,203,857)   $     (2,876,733)
                                                                                ===============    ================

See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                                                                     1997                1996
                                                                                ---------------    ----------


Loss per common equivalent share

     Loss before minority interest in net losses of subsidiaries, income tax (expense) benefit and cumulative effect
         of a change in accounting principle                                    $      (0.55)      $      (4.93)

     Minority interest in net losses of subsidiaries                                     0.05              1.46

     Loss before income tax (expense) benefit and cumulative
         effect of a change in accounting principle                                    (0.50)             (3.47)

     Income tax (expense) benefit                                                        -                   -

     Loss before cumulative effect of a change in
         accounting principle                                                          (0.50)             (3.47)

     Cumulative effect of a change in accounting principle                             (0.06)                -

     Net loss per common equivalent share                                       $      (0.56)      $      (3.47)
                                                                                ============       ============

Weighted average number of common shares outstanding                               7,443,419             828,891

Pro forma amounts assuming the new minority interest accounting method is applied retroactively

    Net loss                                                                $    (3,744,422)   $     (3,336,168)

     Net loss per common equivalent share                                       $      (0.50)      $      (4.02)
                                                                                ============       ============

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996



                                                        Additional                     Stock                          Total
                                 Common Stock           Paid-in        Unearned        Subscription    Accumulated    Stockholders'
                            Shares        Amount        Capital        Compensation    Receivable      Deficit        Equity




Balances at April 1, 1995   753,995      $7,540         $5,774,590     $-              $-              $(3,874,126)   $1,908,004

Sale of common shares       56,250       562               273,938      -               -               -                274,500

Issuance of shares as
consideration for services
provided to the Company     15,000       150               153,450      -               -               -                153,600

Issuance of shares in
connection with exercise
of special warrant          68,750       688               549,312      -               -               -                550,000

Net loss for the year ended
March 31, 1996                   -        -                 -           -               -               (2,876,733)   (2,876,733)

Balances at March 31, 1996 893,995     8,940             6,751,290      -               -               (6,750,859)         9,371

Spin-off of Playco as
dividend                         -         -                -           -               -                (731,964)      (731,964)

Cancellation of stock
subscription receivable
and accrued interest      (68,750)      (688)              (549,312)    -               -                 (32,083)      (582,083)

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996
                                   (Continued)



                                                          Additional                      Stock                        Total
                                  Common Stock            Paid-in          Unearned       Subscription    Accumulated  Stockholders'
                               Shares        Amount       Capital          Compensation   Receivable      Deficit      Equity
Issuance  of Common Stock
options for compensation           -              -       2,009,453        (1,277,918)         -              -         731,535

Exercise of common
stock options               3,250,000        32,500       3,959,983             -              -              -         3,992,483

Private placement of
Common Stock, net of
offering costs of             $42,000       600,000           6,000        1,452,000           -              -         1,458,000

Common Stock issued for
acquisition                 2,250,000        22,500       2,227,500             -              -              -         2,250,000

Stock subscription
receivable                  3,106,005        31,060       1,768,940             -          (1,569,483)        -         230,517

Cumulative effect of a
change in accounting
principle                     -                   -       2,873,408             -              -              -         2,873,408

Net loss for the year ended
March 31, 1997                -                   -         -                   -              -         (4,203,857)    (4,203,857)

Balances at March 31, 1997 10,031,250      $100,312     $20,493,262        $(1,277,918)   $(1,569,483)   $(11,718,763)  $6,027,410

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


                Increase (Decrease) in Cash and Cash Equivalents

                                                                                    1997                1996
                                                                                ---------------    ----------
Cash flows from operating activities

     Net loss                                                                   $    (4,203,857)   $     (2,876,733)

     Adjustments to reconcile net loss to net cash used for operating activities:

         Cumulative effect of a change in accounting principle                           459,435           -

         Depreciation and amortization                                                   242,382            487,594

         Amortization of excess of cost over net assets acquired                         106,542             78,508

         Minority interest in net losses of subsidiaries                               (396,986)        (1,213,888)

         Issuance of Common Stock for
           compensation and services                                                    620,000             153,600

         Issuance of Common Stock options for compensation
           and services                                                                 731,535                   -

         Write-down of stock subscription receivable                                    230,517                   -

         Increase (decrease) from change in assets and liabilities, net of the effects of spin-off of subsidiary:

           Accounts receivable                                                         (165,207)            586,824

           Merchandise inventories                                                   (1,743,239)          1,673,284

           Other current assets                                                         174,810              73,738

           Deposits and other assets                                                     (4,667)             33,387

           Accounts payable and accrued expenses                                      1,632,146           (402,693)

           Deferred rent liability                                                      (20,823)             57,717
                                                                                ---------------    ----------------
                  Net cash used for operating activities                             (2,337,412)        (1,348,662)

Cash flows from investing activities

     Equipment, improvements and fixtures acquired                                     (388,220)          (340,311)

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                                                                   1997                1996
                                                                                ---------------    ----------



Cash flows from financing activities

     Payments on capital lease obligation                                                     -             (42,045)

     Borrowings under bank lines of credit                                                    -           1,092,361

     Repayments under bank lines of credit                                                    -          (3,466,852)

     Borrowings under financing agreement                                             1,465,859           5,637,392

     Repayments under financing agreement                                                     -          (2,234,367)

     Payment of financing fees                                                                -            (199,455)

     Repayment to stockholders                                                         (381,430)           (217,723)

     Proceeds from affiliates                                                                 -             701,472

     Payment of accrued dividends on subsidiary's
       redeemable preferred stock                                                             -             (18,982)

     Redemption of subsidiary's Series B redeemable preferred
       stock from Common Stock                                                                -            (163,157)

     Proceeds from issuance of Common Stock                                           6,398,483             274,500

     Proceeds from issuance of preferred stock (Playco)                                 584,000                 -

     Redemption of Series B redeemable preferred stock (Playco)                        (87,680)                 -

                  Net cash provided by financing activities                           7,979,232           1,363,144

Net increase (decrease) in cash                                                       5,253,600            (325,829)

Cash and cash equivalents at beginning of year                                           75,181             401,010

Cash and cash equivalents at end of year                                        $     5,328,781    $         75,181
                                                                                ===============    ================



          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


                                                                                    1997                1996
                                                                                ---------------    ----------



Supplemental disclosure of cash flow information:

     Interest paid                                                              $       166,453    $        464,832

     Income taxes paid                                                          $             -    $         15,821

Schedule of non-cash financing activities:

As  discussed  in Note 1, the  Company  spun-off  its shares of Playco in August
1996. This non-cash event had the following effects on the Company's financial statements:



     Decrease in accounts receivable                                                               $        286,793

     Decrease in merchandise inventories                                                                  8,002,320

     Decrease in other current assets                                                                       152,801

     Decrease in equipment, improvements and fixtures, net                                                1,793,833

     Decrease in deferred financing costs                                                                   393,699

     Decrease in deposits and other assets                                                                   57,285

     Decrease in accounts payable and accrued expenses                                                  (4,683,291)

     Decrease in notes payable                                                                          (4,868,884)

     Decrease in deferred rent liability                                                                   (177,112)

     Decrease in minority interest                                                                          358,520

     Decrease in preferred stock                                                                           (584,000)

     Net equity of Playco                                                                                  (731,964)

As discussed in Note 1, in connection with the Company's acquisition of a 51% interest in Labyrinth Communications Technologies Group, Inc., the Company issued 2,250,000 shares of Common Stock.

As discussed in Note 9, the Company exchanged 3,106,005 shares of its Common Stock for 400,000 shares of Multimedia Concepts International, Inc.'s Common
Stock. Subsequent to March 31, 1997, the Company negotiated the return of 2,706,006 shares of its Common Stock in exchange for the return of the 400,000 shares of Multimedia Concepts International, Inc. Common Stock. In connection these transactions, the Company recorded a stock subscription receivable in the amount of $1,569,483 and a current year expense of $230,517.

During the year ended March 31, 1997, the Company issued options to purchase an aggregate of 2,641,500 shares of Common Stock to employees. In connection with these issuances, the Company recorded compensation expense of $271,535 and unearned compensation of $1,277,918.

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

Schedule of non-cash financing activities (continued):

During the year ended March 31, 1997, the Company issued 1,550,000 Common Stock options to consultants. In connection with these issuances, the Company recorded compensation expense of $460,000.

During the year ended March 31, 1997, the Company canceled a $550,000 stock subscription receivable and $32,083 of related accrued interest.

During the year ended March 31, 1997, the Company entered into capital leases for office equipment that totaled $70,665.

During the year ended March 31, 1996, the Company issued 15,000 shares of its Common Stock as consideration for services and recorded related compensation expense of $153,600.

During the year ended March 31, 1996, the Company issued 68,750 shares of its Common Stock as a result of the exercise of a special warrant.

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

1.       ORGANIZATION



         U.S. Wireless Corporation, (the "Company") was incorporated in the State of Delaware on February 12, 1993. On July 31, 1996, the Company consummated a stock purchase agreement and acquired 51% of the outstanding shares of common stock of Labyrinth Communications
         Technologies Group, Inc. "Labyrinth", whereby 20% of the shares were acquired for $2,000,000 from Labyrinth and an additional 31% was acquired from the principle stockholder of Labyrinth for 2,250,000 shares of the Company's Common Stock. Upon consummation of this acquisition, the founding shareholder of Labyrinth, Dr. Oliver Hilsenrath, was appointed the Company's President and Chief Executive Officer. Labyrinth is a development stage company engaged in the research and development of wireless communications hardware and software technology.



         On July 31, 1996, the Company also consummated an agreement and acquired 51% of the outstanding common stock of Mantra Technologies, Inc. ("Mantra") and an option to acquire the remaining 49% of the outstanding shares of common stock for an aggregate purchase price of $500,000. Pursuant to the terms of the agreement, the Company has the right to acquire the remaining 49% of the outstanding shares of Mantra's common stock in exchange for an aggregate 1,000,000 shares of the Company's Common Stock. In order for the Company to exercise its options, the closing bid price of its Common Stock must have been at least $5.00 for the 30 trading days prior to the date of exercise. Mantra is a development stage company which is engaged in the development of an advanced user interface for the Internet and other databases.



         Prior to the acquisitions of Labyrinth and Mantra, the Company, which was formerly known as American Toys, Inc., was the majority stockholder of Play Co. Toys & Entertainment Corp. ("Playco"), a California-based toy retailer. On June 1, 1996, the then majority stockholder of the Company, United Textiles & Toys Corporation, formerly known as Mister Jay Fashions International Inc. ("Mister Jay"), a publicly-held Delaware Corporation, authorized and consented to the spin-off of the shares of common stock of Playco owned by the Company to the stockholders of the Company as of the record date of August 15, 1996. Additionally, the Company, as majority stockholder of Playco, authorized the conversion of its 1 share of Series D preferred stock owned into 1,157,028 shares of Playco's common stock, based on the average closing bid price ($1.21) of Playco's shares for the period from March 1, 1996 to May 31, 1996.



         Pursuant to a special meeting of the shareholders on May 31, 1996, the Company effected, as of April 17, 1996, a one-for-four reverse stock split. The consolidated financial statements give retroactive effect for this one-for-four reverse stock split.



          See accompanying notes to consolidated financial statements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)       Consolidated financial statements

                  The consolidated financial statements for the year ended March 31, 1997, include the accounts of the Company, Labyrinth, Mantra and Playco through the spin-off date of August 15, 1996. The consolidated financial statements for the year ended March 31, 1996 include the accounts of the Company and Playco. All significant intercompany balances and transactions have been eliminated in consolidation.

                  For the year ended March 31, 1997, 100% of the recorded revenues and cost of sales, approximately 64% of the operating expenses, and 100% of the interest expense are from the Playco operations through the August 15, 1996 spin-off date. The Company has recorded no revenues from the operations of Labyrinth and Mantra through March 31, 1997.

         b)       Cash and cash equivalents

                  The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of acquisition to be cash equivalents.

         c)       Equipment, improvements and fixtures

                  Equipment, improvements and fixtures are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives (3 - 15 years) of the related assets. Leasehold improvements are amortized over the lesser of the related lease terms or the estimated useful lives of the improvements. Maintenance and repairs are charged to operations as incurred.

         d)       Excess of costs over basis of net assets acquired

                  Excess of costs over basis of net assets acquired is being amortized on the straight-line method over a period of 15 years. The Company assesses whether there has been a permanent impairment in the value of intangible assets by considering factors such as estimated future revenues and product demand, related competition and other economic factors. Management has determined that no impairment adjustments have been necessary to date.

          See accompanying notes to consolidated financial statements.

         e)       Income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's income taxable for federal and state income tax reporting purposes.

         Accounting for employee stock options

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method presented by SFAS No. 123 and will continue to follow Accounting Principle Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. The Company has adopted the "disclosure only" requirements of SFAS No. 123 in fiscal year 1997.

         Software development costs

     Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed." The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized during the year ended March 31, 1997.

          See accompanying notes to consolidated financial statements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         h)       Net loss per share

                  Net loss per share is based upon the weighted average number of outstanding common shares during the year. Common Stock equivalents have been excluded from the computation since the results would be anti-dilutive.

         i)       Use of estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates.

         j)       Concentration of credit risk

                  As of March 31, 1997, the Company had cash on deposit with a financial institution that exceeded the federally insured limit by $3,047,096.

         k)       Reclassifications

                  Certain amounts as of and for the year ended March 31, 1996 have been reclassified for presentation purposes. The reclassifications have no effect on the Company's financial position or results of operations as previously reported.

         l)       New Accounting Pronouncement

                  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires all companies to present "basic" EPS and, if they have a complex capital structure, "diluted" EPS. Under SFAS No. 128, "basic" EPS is computed by dividing income (adjusted for any preferred stock dividends) by the weighted average number of common shares outstanding during the period. "Diluted" EPS is computed by dividing income (adjusted for any preferred stock or convertible stock dividends and any potential income or loss from convertible securities) by the weighted average number of common shares outstanding during the period plus the number of additional common shares that would have been outstanding if any dilutive potential Common Stock had been issued. The issuance of anti-dilutive potential Common Stock should not be considered in the calculation. In addition, SFAS No. 128 requires certain additional disclosures relating to EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Thus, the Company expects to adopt the provisions of this statement in fiscal year 1998. Management does not expect the adoption of this pronouncement to have significant impact on the Company's financial statements.

                See accompanying notes to consolidated financial statements.

3.       CHANGE IN ACCOUNTING PRINCIPLE

         During the first quarter of the Company's fiscal year, the Company changed its method of accounting for the minority shareholders interest in Playco. The Company changed from one method of accounting which records the total amount of the net proceeds received from Playco's equity transactions as the minority interest to a more generally accepted method which reflects the minority interest as a percentage of the net assets of Playco. The change in accounting for minority interest is recorded as a cumulative effect of a change in accounting principle, which had the effect of reducing minority interest by $2,413,973, increasing additional paid-in-capital by $2,873,408 and increasing the net loss for the year ended March 31, 1997 by $459,435. The consolidated financial statements have not been restated to reflect this accounting change; however, pro forma information, as if the change were made retroactively, is shown on the consolidated statement of operations.

4.       EQUIPMENT, IMPROVEMENTS AND FIXTURES, NET

         Equipment, improvements and fixtures, net, at March 31, 1997 and 1996 consisted of the following:

                                                                                  1997                1996
                                                                                ---------------    ----------
         Furniture, fixtures and equipment                                      $       299,692    $      2,918,621

         Leasehold improvements                                                               -             542,785

         Computerized inventory management system                                             -             484,074

         Signs                                                                                -             265,959

         Vehicles                                                                             -             104,912

                                                                                        299,692           4,316,351

         Less accumulated depreciation and amortization                                (18,481)          (2,457,813)

                                                                                $       281,211    $      1,858,538

         Equipment, improvements and fixtures include equipment under capital leases of $70,665 and no accumulated amortization as of March 31, 1997.

          See accompanying notes to consolidated financial statements.

5.       INCOME TAXES

         The reconciliation of income taxes computed at the federal statutory tax rate to income tax expense at the effective income tax rate is as follows:

                                                                                     1997                1996
                                                                                ---------------    ----------
         Federal statutory income tax (benefit) rate                                    (34.0)%         (34.0)%

         Increases (decreases) resulting from:

              Non-deductible expenses                                                       6.7           2.0

              Net change in valuation allowance                                            27.3          32.0
                                                                                ---------------    ---------------
         Effective income tax benefit rate                                                   -%             - %

         The income tax effects of  significant  items  comprising the Company's net deferred income tax assets and liabilities as of March 31, 1997 and
         1996 are as follows:
                                                                                    1997                1996
                                                                                ---------------    ----------



         Inventories                                                            $             -    $   (57,883)

         AMT tax credits                                                                      -        (23,260)

         Accrued expenses                                                                     -        (17,816)

         Valuation allowance                                                                  -         98,959

         Current portion of deferred tax liabilities                            $             -    $        -

         Depreciation and amortization                                          $        15,639    $    246,185

         Net operating loss carryforwards                                            (1,192,326)     (1,958,123)

         Deferred rent liability                                                              -         (79,447)

         Unearned compensation                                                         (542,479)              -

         Valuation allowance                                                          1,719,166        1,791,385
                                                                                ---------------    ----------------

         Long-term portion of deferred tax liabilities                          $             -    $          -

         At March 31, 1996, a significant portion of the deferred tax assets and deferred tax liabilities resulted from Playco. At March 31, 1997, the deferred tax assets and liabilities result from the Company, Labyrinth and Mantra. The Company has federal and state NOLs approximating $3,387,784 and $659,492, respectively. The federal NOL carryforwards expire between the years 2009 and 2012. The state NOL carryforwards expire in the year 2002. Utilization of a portion of the NOLs may be limited on Section 382 of the Internal Revenue Code due to ownership changes.


         At March 31, 1997 and 1996, a 100% valuation allowance has been provided to reduce the Company's net deferred tax assets for the amount by which the deferred tax asset related to NOLs exceeded the net deferred tax liability resulting from all other temporary differences. The Company has provided the allowance since management could not determine that it was "more likely than not" that the benefits of the deferred tax assets would be realized.

          See accompanying notes to consolidated financial statements.

6.       STOCKHOLDERS' EQUITY

         a)       Sale of shares

                  On June 16, 1995, pursuant to an amendment to Form S-8 filed with the Securities and Exchange Commission (the "SEC"), the Company terminated its original option to purchase 150,000 shares of Common Stock at $4.25. Such amendment included the registration of 150,000 and 75,000 new options, respectively, to the Company's former President and to a former Director at an exercise price of $1.00 per share. Such shares were granted on June 2, 1995. During June 1995, all such options were exercised and the Company received $225,000 as payment for the 56,250 post-split common shares. On the grant date, the average market value of the Company's shares was approximately $1.22 per share. Accordingly, the Company has recorded compensation expense in the amount of $49,500 which represents the excess of the fair market value over the exercise price of such options on the grant date.


                  On August 11, 1995, the Company filed Amendment #2 to Form S-8 clarifying the date of grant with respect to the new 225,000 options registered in Amendment No. 1 to Form S-8.

                  On August 24, 1995, pursuant to a Form S-8 Registration Statement filed with the SEC, the Company registered 30,000 post-split common shares underlying options to issue Common
                  Stock of the Company. In connection therewith, the Company issued 15,000 shares of Common Stock to two consultants as consideration for services. On the grant date, the average market value of the Company's shares was approximately $2.56 per share. Accordingly, the Company recorded consulting expense in the amount of $153,600 ($2.56 x 60,000 pre-split common shares) since such consulting contracts expired on November 8, 1995.

                  During July 1996, the Company commenced and completed a private placement of its Common Stock, whereby it offered and sold 600,000 shares of its Common Stock. The gross proceeds received from the sale were $1,500,000. Simultaneously, Labyrinth consummated a private placement of its Common Stock whereby it sold 79,000 shares for aggregate gross proceeds of $948,000.

          See accompanying notes to consolidated financial statements.


                                     F - 32



6.       STOCKHOLDERS' EQUITY (continued)

         a)       Sale of shares (continued)

     In July 1996, pursuant to a Form S-8 Registration Statement filed with the SEC, the Company registered 3,250,000 shares of Common Stock underlying options held by the Company's former President. All shares except 1,000,000 have a restrictive legend. The 3,250,000 options were exercised by the former President between July 1996 and December 1996 for an aggregate of $3,992,483. On June 16, 1997, the Company filed an amendment to the S-8 registration deregistering the resale of the remaining 2,250,000 shares.

         b)       Cancellation of stock subscription receivable

     On October 27, 1995, Mister Jay exercised its right pursuant to the terms of a special warrant and purchased 275,000 pre-split common shares at $2.00 per share and issued a twelve month promissory note for $550,000 bearing interest at 8% per annum. The note, accrued interest totaling $32,083 and the related shares of Common Stock were canceled by mutual agreement in July 1996.



7.       STOCK OPTIONS

     During the year ended March 31, 1997, the Company issued Common Stock options to its employees and to various consultants performing services for the Company. Options granted to employees vest over three years, expire five years from the date of grant and have exercise prices ranging from $2 to $5 per share. Substantially all options granted to consultants vest immediately, expire five years from the date of grant and have exercise prices ranging from $2 to $4 per share. The number of options issued and outstanding at March 31, 1997 are as follows:



Options outstanding, beginning of period          -

Granted                                           7,441,500

Canceled                                          -

Exercised                                         (3,250,000)

Options outstanding, end of period                4,191,500

Options exercisable, end of period                1,550,000



          See accompanying notes to consolidated financial statements.

         The difference between the exercise price and the fair market value of the options issued to employees on the dates of grant is accounted for as unearned compensation and amortized to expense over the related vesting period. During fiscal 1997, $1,549,453 of unearned compensation was recorded, of which $271,535 was amortized to expense as of March 31, 1997.

         Compensation expense associated with stock options issued to consultants is measured based on the estimated value of services received by the Company. During fiscal 1997, $460,000 of compensation expense was recorded in connection with these stock options.

         As discussed in Note 2.f),  the Company  follows  Accounting  Principle
         Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. Had the Company elected to adopt the measurement and recognition provisions of SFAS No. 123, the Company would have incurred an additional $751,226 in related compensation expenses. The pro forma net loss under the provisions of SFAS No. 123 is $(4,955,083) and the pro forma net loss per common equivalent share is $(0.67).

8.       COMMITMENTS

         a)       Operating lease

                  The Company leases office facilities in San Ramon, California under a non-cancelable operating lease. The lease requires minimum monthly payments of $8,916 and expires in August 1999. At March 31, 1997, aggregate future minimum lease payments due under this lease are as follows:

Year ending

March 31,

1998                          $ 106,987

1999                          44,578

Total minimum lease payments  $ 151,565




                  Rent expense related to the operating lease discussed above was $75,173 for the year ended March 31, 1997.

          See accompanying notes to consolidated financial statements.

         b)       Capital leases

                  The Company leases various equipment under two non-cancelable capital leases. Minimum monthly rental payments are $512 and $2,011, respectively, and the leases expire in January 2000. Principal payments pursuant to these lease agreements aggregate $70,665, of which $25,238 is due during the year ended March 31, 1998. At March 31, 1997, aggregate future minimum lease payments due under these leases are as follows:


                         Year ending
                           March 31,

                           1998                                   30,283

                           1999                                   30,283

                           2000                                   25,235


                                                                  85,801

Less amounts representing interest                               (15,136)

                                                                  $ 70,665



9. RELATED PARTY TRANSACTIONS

         a)       Employment agreements

                  The Company has a five-year employment agreement with its President that provides for an annual salary of $160,000 and annual increases of 15% per annum. Upon execution of this agreement, the President was granted an option to purchase 1,500,000 shares of the Company's Common Stock for $2.00 per share. No such options were exercised as of March 31, 1997. The agreement provides for a two year non-compete period upon termination of the President's employment and provides for severance compensation in the amount of three times the aggregate annual compensation paid to the President during the preceding calendar year. The Company's President is also the President and sole Director of both Labyrinth and Mantra.

          See accompanying notes to consolidated financial statements.

         a)       Employment agreements (continued)

                  The Company also has three-year employment agreements with its Chief Technology Officer and General Counsel that provide for annual salaries of $100,000 and $120,000, respectively. In addition, an aggregate of 250,000 options to purchase shares of the Company's Common Stock at $2.00 per share were issued in connection with these agreements. The options vest equally over a three-year period and have five-year lives. No such options were vested or exercised as of March 31, 1997.

                  On June 1, 1996, the Company's former President entered into a five-year employment agreement. Pursuant to the employment agreement, the former President shall not receive any monetary compensation during the term. As consideration, the Company's former President was granted stock options to purchase 1,000,000 shares of Common Stock at $1.00 per share for five years and 2,250,000 shares of Common Stock at $1.33 per share exercisable until December 31, 1996. As discussed in
                  Note 6.a) all such options were exercised during fiscal year 1997.

         b)       Investment in Multimedia Concepts International, Inc.

                  On June 28, 1996, European Venture Corp. ("EVC"), an affiliate of the Company's former President, entered into an option to acquire 3,106,005 shares of the Company's Common Stock for $1,800,000 or for an exchange for 400,000 shares of Common Stock of Multimedia Concepts International, Inc. ("MCII"), which shares shall not be subject to the distribution. During July 1996, EVC exercised its option and acquired 3,106,005 shares in exchange for 400,000 shares of Common Stock of MCII.

                  Subsequent to year-end, EVC returned 2,706,006 of the Company's shares and the Company returned all of the MCII shares due to a decline in the value of the MCII shares. At March 31, 1997, the Company has recorded a stock subscription receivable in the amount of $1,569,483 in connection with the return of 2,706,006 shares of its Common Stock. Additionally, the Company has expensed $230,517 in fiscal 1997 for the shares of Common Stock that were not returned.

          See accompanying notes to consolidated financial statements.

                                  Exhibit 10.76

                           S & S Engineering Agreement

                  INDEPENDENT CONTRACTOR/ ENGINEERING AGREEMENT


                  THIS AGREEMENT is made as of this 17th day of December, 1996, and is by and between U.S. Wireless Corporation, a Delaware corporation ("Company") with its principal executive offices at 2694 Bishop Drive, San Ramon, CA 94583 (the "Company"), and S& S Engineering, a Partnership organized under the laws of the state of Maryland, with its principal executive offices at 14102 Brown Road, Smithburg, MD 21783 ("Contractor").

                                   WITNESSETH:

         WHEREAS, the Company wishes to engage the Contractor, and the Contractor wishes to be so engaged, as engineer, to design and fabricate two down converters and one synthesizer (collectively referred to as the "Equipment"), in accordance with the specifications provided for in Appendix A annexed hereto pursuant to the terms and conditions described herein; and

         WHEREAS, the Contractor and the Company shall set forth a production schedule, whereby the Equipment shall be built, tested and delivered within 135 calendar days of the date hereof.

         NOW, THEREFORE, in consideration of the premises, mutual promises, covenants, terms and conditions contained herein, and other good and valuable considerations, the receipt and sufficiency of which are acknowledged by the parties hereto, the parties agree and covenant as follows:

         1.       Basic Terms of Engagement.

     (a) The Company hereby engages the Contractor as its engineer to design and fabricate two down converters and one synthesizer (collectively referred to as the "Equipment") in accordance pursuant to the specifications listed in Appendix A, annexed hereto and made a part hereof, as prototype for the Company to produce in an efficient and cost effective manner.

     (b) The Contractor shall adhere to the following reporting and progress scheduling:

     (i) The preliminary design of the Equipment shall be completed within 3 weeks of the date hereof;

     (ii)  The   fabrication   of  the  initial   downconverter   shall  require
approximately 530 hours and shall be completed within 10 weeks of completion of item (i) above.

     (iii) The fabrication of the synthesizer shall require approximately 410 hours and shall be completed within 8 weeks of completion of item (ii) above.

     (iv)  The   fabrication   of  the  second   downconverter   shall   require
approximately 18 hours and shall be completed within 1 week of completion of item (iii) above.

     (v) Upon completion of the preliminary design of the equipment, the Contractor shall provide bi-monthly written reports detailing the progress of the fabrication of the Equipment. Each report shall provide (i) a detailed analysis of the stage of production, problems found and possible solutions and any items which may delay progress (ii) pictures of the work in progress and
(iii) a summary of hours worked and materials (with a cost analysis) used during the prior two week period.

                  (c) Payment Schedule

     (i) The Contractor shall be paid at an hourly rate of $75 per hour, whereby the total project cost is estimated at approximately $70,000.

     (ii) The Company shall pay to Contractor an advance of $7,500, upon the signing of this agreement, in order for the Contractor to commence work. This advance shall be applied to the initial billing of the Contractor.

     (iii) the Contractor shall bill the Company on a monthly basis in accordance with subparagraph 1(b)(v) above, which bill shall be payable upon receipt.

     (d) Work Product. All work product of the Contractor, its employees, agents or associates, including but not exclusively all intellectual property developed, pursuant to Contractors engagement by the Company, pursuant to this Agreement is the sole and exclusive ownership of the Company. In accordance with instructions by the Company, the Contractor shall, at the sole cost and expense of the Company, file any intellectual property with the appropriate federal, state, local or foreign government agency or authority and such application shall be immediately upon filing be assigned to the Company.

         2.       Testing and Approval Process.

                  (a) The Contractor shall provide to the Company reports with respect to all testing performed and results thereof, in accordance with subparagraph 1(b)(v) above.

                  (b) Prior to the completion of any segment referenced in subparagraphs 1(b)(i) -(iv) above the Company shall be required to approve the fabricated piece of Equipment, or in the case of the Equipment design the design itself, prior to the Contractor commencing work on additional pieces of Equipment. Travel and the time required for Company approvals shall not be assessed against the productions schedule listed is subparagraph 1(b).

         3.           Purchase of Materials and Tools and Testing Equipment.

                  (a) All materials, tools and testing equipment purchased shall be the sole property of the Company and all purchases made shall be made on behalf of the Company.

                  (b) All tools and testing equipment needed by the Contractor must be purchased by the Company. The Contractor shall submit a description of the item required, and proposed place of purchase, whereby the Company shall purchase the testing equipment and have same delivered to the Contractor, for use during the term of this project. Upon completion of the testing, the purchased equipment shall be returned to the Company. In the event that the Contractor desires to purchase used equipment, the Contractor must obtain written approval of the Company, prior to the Contractor expending an funds to purchase said equipment. In the event that the Company approves such purchase, the Contractor shall provide the Company with the bill of sale, for reimbursement by the Company.

                  (c) All raw materials required to build the Equipment, may be purchased directly by the Contractor, except that any materials purchased in excess of an aggregate of $7,000 must be pre-approved in writing by the Company. The Contractor shall submit a detailed breakdown of the materials purchased and bill of sale with its bi-monthly reports for reimbursement in accordance with subparagraph 1 (c)(iii) above.

         4.           Completion Schedule

                  (a) In the event that the Equipment is fabricated, successfully tested and approved by the Company within 90 days of the date hereof, the Company shall pay to the Contractor a bonus of 10% of the time billed, not to exceed $5,000.

                  (b) In the event that the Contractor is delayed in fabricating and testing the Equipment, through no fault of the Company, past the 135 day schedule period, then the Contractor shall not bill the Company until the Equipment is completed and tested and with regards to such additional hours above the stated hours per piece of Equipment as referenced in subparagraphs 1(b)(i) - (iv) above, the Contractor shall bill the Company at $37.50 per hour thereafter.

         5.       Contractor's Covenants.  The Contractor shall:

     (a) Use its best efforts and devote such time as deemed necessary to complete the design, fabrication and testing of the Equipment in a timely and efficient manner and use its best efforts to keep to the schedule referenced in subparagraph 1(b)(i)-(iv) above.

     (b) Provide the reports herein required and allow access to the Company and any of its officers, directors and employees, to review the Contractors records with respect to this Agreement and to observe and perform its own tests on the Equipment fabricated.

     (c) Maintain records of the design, fabrication and testing of the Equipment.

     (d) Upon completion of the fabrication and testing of the Equipment deliver the

     Equipment and all records, designs and other documents of a proprietary nature to the Company, no copies of which should be kept by the Contractor. Contractor acknowledges that all work product of the Contractor, its employees, agents or associates pursuant to this Agreement is the sole and exclusive ownership of the Company.

     6.   Non-Disclosure.   The   Contractor   shall   execute   and  deliver  a
Non-disclosure  agreement to the Company in the form annexed  hereto as Appendix
B.

     7. Expenses. The Company shall not be responsible for any administrative expenses of the Contractor. Any expenses which the Contractor desires reimbursement for must be previously approved in writing by the Company. The Company shall pay all approved expenses for travel and lodging.

     8. Termination. The Company may terminate this Agreement at any time upon 2 days prior notice. Upon termination the Contractor shall immediately deliver to the Company the documents and Equipment as referred to in subparagraph 4(d) above.

     9. Indemnification. The Contractor agrees to indemnify and hold harmless the Company, its officers, partners, employees, agents, associates and controlling persons (and the officers, directors, employees, agents, associates and controlling persons of each of them) from and against any and all injuries and property damages, and the related liabilities, costs and expenses thereof, directly caused by the Equipment fabricated by the Contractor, its agents or employees. This paragraph shall survive termination of this Agreement.

     10. Non-Transferability. This Agreement may not be transferred, assigned or delegated by any of the parties hereto without the prior written consent of the other party hereto.

     11. Independent Contractor Nothing contained in the Agreement shall be construed to constitute the Contractor as a partner, employee, or agent of the Company, therefore the Contractor shall not have any authority to bind the Company, it being intended that the Contractor shall remain an independent contractor responsible for its own actions.

     12. Entire contract. This Agreement and the Appendixes hereto contain the entire understanding of the parties and supersedes all previous verbal and written agreements. There are no other agreements, representations, or warranties not set forth herein.

     13. Notices. All notices or other documents under this Agreement shall be in writing and delivered personally, by facsimile or mailed by overnight mail, addressed to the Company or the Contractor at the addresses first above written, on any new address designated in like manner by any party hereto.

     14. Nonwaiver. No delay or failure by either party to exercise any right under this Agreement, and no partial or single exercise of that right, shall constitute a waiver of that or any other right, unless otherwise expressly provided herein.

     15. Headings. Headings in this Agreement are for convenience only and shall not be used to interpret or construe its provisions.

     16. Governing law. This Agreement shall be construed in accordance with and governed by the laws of the State of California.

     17.   Counterparts.   This  agreement  may  be  executed  in  two  or  more
counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

     18. Binding effect. The provisions of this Agreement shall be binding upon and inure to the benefit of each of the parties and their respective successors and assigns.

                                                       U.S. Wireless Corporation


                                                   By: \s\ Dr. Oliver Hilsenrath
                                                           Dr. Oliver Hilsenrath
                                                         Chief Executive Officer


                                                                S&S Engineering,
                                                          A Maryland Partnership


                                                        By: \s\ Richard Szakonyi
                                                                Richard Szakonyi
                                                                         Partner

                                  Exhibit 10.77

               Amendment to Dr. Hilsenrath's Employment Agreement

         EMPLOYMENT AGREEMENT

          As of the 9th day of April 1997, the employment agreement dated 31st day of July, 1996, by and between Dr. Oliver Hilsenrath, residing at 32 Essex Court, Alamo CA 94507 (hereinafter referred to as the "Employee") and Labyrinth Communications Technology Group, Inc. ("Labyrinth"), Mantra Technologies, Inc. ("Mantra") and U.S. Wireless Corporation (formerly American Toys, Inc.), (all of which are hereinafter collectively referred to as the "Company").

                              W I T N E S S E T H :

     WHEREAS, the Company employs and desires to continue the employment of the Employee for the purpose of securing to the Company the experience, ability and services of the Employee; and

     WHEREAS, the Employee desires to continue his present employment with the Company, pursuant to the terms and conditions herein set forth, superseding all prior agreements between the Company, its subsidiaries and/or predecessors and Employee; and

     NOW, THEREFORE, it is mutually agreed by and between the parties hereto as follows:

                                    ARTICLE I
                                   EMPLOYMENT

          Subject to and upon the terms and conditions of this Agreement, the Company hereby agrees to continue the employment of the Employee, and the Employee hereby accepts such continued employment in his capacity as President and Chief Executive Officer of U.S. Wireless Corporation and acting president and sole director of Labyrinth and Mantra. In this capacity, Employee will report to the Board of Directors of each company. It is understood between the parties that Mantra and Labyrinth, may seek to replace Dr. Hilsenrath as its chief executive officer as such companies grow to where they require the individual attention of a chief executive officer, which shall have no affect on this Agreement.

                                   ARTICLE II
                                     DUTIES

          (A) The Employee shall, during the term of his employment with the Company, and subject to the direction and control of the Company's Boards of Directors, perform such duties and functions related to his position as he may be called upon to perform by the Company's Boards of Directors during the term of this Agreement.

          (B) The Employee agrees to devote 100% of his business time and best efforts to the performance of his duties for the Company and to render such services as the boards of directors of such companies shall require.

          (C) The Employee shall continue to perform, in conjunction with the Company's senior management, to the best of his ability the following services and duties for the Company (by way of example, and not by way of limitation):

     (i) Those duties attendant to the position with the Company for which he is hired;

     (ii) Corporate development;

     (iii) Formulation of the Company's business plans and implementation of such plans subject to the direction of the Boards of Directors;

     (iv) Promotion of the relationships of the Company and their operations, including with respect to their respective employees, customers, suppliers and others in the business community;

     (v) Research and development.

     (D) Employee shall be based in the San Ramon, California area, and shall undertake such occasional travel, within or without the United States as is or may be reasonably necessary in the interests of the Company.

                                   ARTICLE III
                                  COMPENSATION

         (A) Commencing with the commencement date of his initial employment, the Company shall pay to Employee a salary at the rate of $160,000 per annum until July 31, 1997, thereafter in the event that this Agreement shall be in effect (payable in equal weekly installments or pursuant to such regular pay periods adopted by the Company) (the "Base Salary"). Employee's salary shall increase by 15% per annum commencing August 1, 1997.

         (B) The Company shall deduct from Employee's compensation all federal, state and local taxes which it may now or may hereafter be required to deduct.

                                   ARTICLE IV
                                    BENEFITS

          (A) During the term hereof, (i) the Company shall provide Employee with Blue Cross/Blue Shield or equivalent health insurance benefits and major medical insurance; (ii) Employee shall be reimbursed by the Company upon presentation of appropriate vouchers for all business expenses incurred by the Employee on behalf of the Company; (iii) the Company shall provide the Employee, if requested, with an automobile suitable for his position and reimburse reasonable automobile expenses including repairs, maintenance, gasoline charges, mobile phone, etc. via receipt of expense reports.

         (B) In the event the Company wishes to obtain Key Man life insurance on the life of Employee, Employee agrees to cooperate with the Company in completing any applications necessary to obtain such insurance and promptly submit to such physical examinations and furnish such information as any proposed insurance carrier may request.

     (C) For each year of the term hereof, Employee shall be entitled to 4 weeks paid vacation. At the option of the Employee, at any time after it has accrued, he may request that the vacation time be converted into paid salary.

     (D) The Company will obtain and maintain during the full term hereof and at its sole cost and expense a policy of life insurance, on the life of Employee in the face amount of $1,000,000 payable to a beneficiary named and designated by Employee. In addition, this policy shall include provisions for the payment of up to 18 months salary to employee in the event that Employee is disabled. Upon the conclusion of this agreement, all right, title and interest in the policy shall be transferred to the Employee, and the Employee shall be responsible for any premiums due after such transfer.

                                    ARTICLE V
                                 NON-DISCLOSURE

          The Employee shall not, at any time during or after the termination of his employment hereunder except when acting on be half of and with the authorization of the Company, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Company's business, finances, proposed and current services and pricing, and any information relating to the Company's business (collectively referred to as the "Proprietary Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to the Employee or known by him as a consequence of his employment by the Company, whether or not pursuant to this Agreement, and not generally known in the industry, concerning the business, finances, methods, operations, marketing information, pricing and information relating to proposed expansion of the Company or the Company's business plans. The Employee acknowledges that trade secrets and other items of confidential information, as they may exist from time to time, are valuable and unique assets of the Company, and that disclosure of any such information would cause substantial injury to the Company. The foregoing is intended to be confirmatory of the common law of the state of Delaware relating to trade secrets and confidential information.

                                   ARTICLE VI
                              RESTRICTIVE COVENANT

          (A) In the event of the voluntary termination of employment with the Company or Employee's discharge in accordance with Article IX or XI paragraph
(A), Employee agrees that he will not, for a period of two years following such termination, directly or indirectly enter into or become associated with or engage in any other business (whether as a partner, officer, director, shareholder, employee, consultant, or otherwise), which business is in competition with that of the Company, including but not exclusively any business in the field of wireless communications.

          (B) If any court shall hold that the duration of non-competition or any other restriction contained in this paragraph is unenforceable, it is our intention that same shall not thereby be terminated but shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable or in the alternative such judicially substituted term may be substituted therefor.

                                   ARTICLE VII
                                      TERM

     This Agreement shall be for a term of five years commencing on the date of his initial employment agreement and terminating July 31, 2001, unless sooner terminated pursuant to the terms hereof.

                                  ARTICLE VIII
                       PATENTS, COPYRIGHTS AND TRADEMARKS

     All research and development which is undertaken by the Company and its employees as well as all products and services developed therefrom, including but not exclusively all intellectually property, patentable technology and products developed by Employee in the field of wireless communications and all algorythems, software and hardware developed shall be patented, copyrighted and trademarked, as applicable, as soon as practicable and all patents, copyrights and trademarks filed shall be accompanied by an assignment to either Labyrinth, Mantra or U.S. Wireless Corporation as appropriate. The Company shall own outright all the technology, products and tradenames and trademarks used by the Company.

                                   ARTICLE IX
                           TERMINATION OR RESIGNATION

         (a)  The Company may terminate this Agreement:

     (i) Upon the death of Employee during the term hereof, except that the Employee's legal representatives, successors, assigns and heirs shall have those rights and interests as other wise provided in this Agreement, including the right to receive accrued but unpaid bonus and severance compensation, if any.

     (ii) Subject to the terms of Article IX herein, upon written notice from the Company to the Employee, if Employee becomes totally disabled and as a result of such total disability, has been prevented from and unable to perform all of his duties hereunder for a consecutive period of four (4) months.

     (iii) If the Employee engages in fraud, misappropriation or embezzlement of Company funds or gross negligence in the performance of his duties.

     (iv)  If  the  Employee  engages  in  the   misappropriation  of  corporate
opportunities.

         (B) The Employee may only terminate this Agreement:

                  (i) In the event Employee is totally disabled and as a result of such total disability, has been prevented from and unable to perform all of his duties hereunder for a consecutive period of four (4) months.

                  (ii) In the event the Employee's duties are inconsistent with the Employee's position, duties, responsibilities and status with the Company immediately prior to a change in control of the Company; subject to Article XI below.

                                    ARTICLE X
                                  STOCK OPTIONS

          As an inducement to Employee to enter into this Agreement the Company hereby grants to Employee options to purchase shares of the Company's Common Stock, $.01 par value, upon and subject to the following conditions:

          (a) Subject to the terms and conditions of a stock option agreement the Employee is hereby granted options, to purchase 1,500,000 shares of the U.S. Wireless Corporation's common stock, all of which options shall be vested and exercisable as of the date of the Option Agreement, for a term of five years. The option shall contain such other terms and conditions as set forth in the stock option agreement. The exercise price of the options shall be $2.00 per share, subject to adjustment. The foregoing options are intended to qualify as incentive stock options.

          The Options provided for herein are not transferable by Employee and shall be exercised only by Employee, or by his legal representative or executor, as provided under the terms of the stock option agreement. Such Option shall terminate as provided under the terms of the stock option agreement.

                                   ARTICLE XI
                             SEVERANCE COMPENSATION

                  The Company's Board of Directors has determined that it is appropriate to reinforce and encourage the continued attention and dedication of members of the Company's management, including the Employee, to their assigned duties without distraction in potentially disturbing circumstances arising from the possibility of a change in control of the Company.

                  This Agreement sets forth the severance compensation which the Company agrees it will pay to the Employee if the Employee's employment with the Company terminates under one of the circumstances described herein following a Change in Control of the Company (as defined herein).

                  l. Term. This Article XI shall terminate, except to the extent that any obligation of the Company hereunder remains unpaid as of such time, upon the earliest of (i) the termination of the Employment Agreement including any renewal period, if a Change in Control of the Company has not occurred within such two-year period; (ii) the termination of the Employee's employment with the Company based on death, Disability (as defined in Section 3(b)), Retirement (as defined in Section 3(c)) or Cause (as defined in Section 3(d)) or by the Employee other than for Good Reason (as defined in Section 3(e)); and
(iii) one year from the date of a Change in Control of the Company if the Employee has not terminated his employment for Good Reason as of such time.

              2. Change in Control.  No compensation shall be payable under this
Article XI unless and until (a) there shall have been a Change in Control of the Company, while the Employee is still an employee of the Company and (b) the Employee's employment by the Company thereafter shall have been terminated in accordance with Section 3. For purposes of this Agreement, a Change in

     Control of the Company shall be deemed to have occurred if (i) there shall be consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (ii) the stockholders of the Company approved any plan or proposal for the liquidation or dissolution of the Company, or (iii) any person (as such term is used in Sections l3(d) and l4(d)(2) of the Securities Exchange Act of l934, as amended (the "Exchange Act")), shall become the beneficial owner (within the meaning of Rule l3d-3 under the Exchange Act) of 20% or more of the Company's outstanding Common Stock, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

              3. Termination Following Change in Control.

     (a) If a Change in Control of the Company shall have occurred while the Employee is still an employee of the Company, the Employee shall be entitled to the compensation provided in Section 4 upon the subsequent termination of the Employee's employment with the Company by the Employee or by the Company unless such termination is as a result of (i) the Employee's death; (ii) the Employee's Disability (as defined in Section 3(b) below); (iii) the Employee's Retirement (as defined in Section 3(c) below); (iv) the Employee's termination by the Company for Cause (as defined in Section 3(d) below); or (v) the Employee's decision to terminate employment other than for Good Reason (as defined in Section 3(e) below).

     (b) Disability. If, as a result of the Employee's incapacity due to physical or mental illness, the Employee shall have been absent from his duties with the Company on a full-time basis for six months and within 30 days after written notice of termination is thereafter given by the Company the Employee shall not have returned to the full-time performance of the Employee's duties, the Company may terminate this Agreement for "Disability."

     (c) Retirement. The term "Retirement" as used in this Article XX shall mean termination by the Company or the Employee of the Employee's employment based on the Employee's having reached age 65 or such other age as shall have been fixed in any arrangement established with the Employee's consent with respect to the Executive.

     (d) Cause. The Company may terminate the Employee's employment for Cause. For purposes of this Agreement only, the Company shall have "Cause" to terminate the Employee's employment hereunder only on the basis of fraud, misappropriation or embezzlement on the part of the Employee. Notwithstanding the foregoing, the Employee shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Company's Board of Directors at a meeting of the Board called and held for the purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Employee was guilty of conduct set forth in the second sentence of this Section 3(d) and specifying the particulars thereof in detail.

     (e) Good Reason. The Employee may terminate the Employee's employment for Good Reason at any time during the term of this Agreement. For purposes of this Agreement "Good Reason" shall mean any of the following (without the Employee's express written consent):

     (i) the assignment to the Employee by the Company of duties inconsistent with the Employee's position, duties, responsibilities and status with the Company immediately prior to a Change in Control of the Company, or a change in the Employee's titles or offices as in effect immediately prior to a Change in Control of the Company, or any removal of the Employee from or any failure to reelect the Employee to any of such position, except in connection with the termination of his employment for Disability, Retirement or Cause or as a result of the Employee's death or by the Employee other than for Good Reason;

     (ii) a reduction by the Company in the Employee's base salary as in effect on the date hereof or as the same may be increased from time to time during the term of this Agreement or the Company's failure to increase (within l2 months of the Employee's last increase in base salary) the Employee's base salary after a Change in Control of the Company in an amount which at least equals, on a percentage basis, the average percentage increase in base salary for all officers of the Company effected in the preceding l2 months;

     (iii) any failure by the Company to continue in effect any benefit plan or arrangement (including, without limitation, the Company's life insurance and medical, dental, accident and disability plans) in which the Employee is participating at the time of a Change in Control of the Company (or any other plans providing the Employee with substantially similar benefits) (hereinafter referred to as "Benefit Plans"), or the taking of any action by the Company which would adversely affect the Employee's participation in or materially reduce the Employee's benefits under any such Benefit Plan or deprive the Employee of any material fringe benefit enjoyed by the Employee at the time of a Change in Control of the Company;

     (iv) any failure by the Company to continue in effect any incentive plan or arrangement (including, without limitation, bonus and contingent bonus arrangements and credits and the right to receive performance awards and similar incentive compensation benefits) in which the Employee is participating at the time of a Change in Control of the Company (or any other plans or arrangements providing him with substantially similar benefits) (hereinafter referred to as "Incentive Plans") or the taking of any action by the Company which would adversely affect the Employee's participation in any such Incentive Plan or reduce the Employee's benefits under any such Incentive Plan, expressed as a percentage of his base salary, by more than l0 percentage points in any fiscal year as compared to the immediately preceding fiscal year;

     (v) any failure by the Company to continue in effect any plan or arrangement to receive securities of the Company (including, without limitation, the Company's Stock Option Plan, and any other plan or arrangement to receive and exercise stock options, stock appreciation rights, restricted stock or grants thereof) in which the Employee is participating at the time of a Change in Control of the Company (or plans or arrangements providing him with substantially similar benefits) (hereinafter referred to as "Securities Plans") or the taking of any action by the Company which would adversely affect the Employee's participation in or materially reduce the Employee's benefits under any such Securities Plan;

     (vi) a relocation of the Company's principal executive offices to a location outside of San Ramon, California, or the Employee's relocation to any place other than the location at which the Employee performed the Employee's duties prior to a Change in Control of the Company, except for required travel by the Employee on the Company's business to an extent substantially consistent with the Employee's business travel obligations at the time of a Change in Control of the Company;

     (vii) any failure by the Company to provide the Employee with the number of paid vacation days to which the Employee is entitled at the time of a Change in Control of the Company;

     (viii) any material breach by the Company of any provision of this Agreement;

     (ix) any failure by the Company to obtain the assumption of this Agreement by any successor or assign of the Company; or

     (x) any purported termination of the Employee's employment which is not effected pursuant to a Notice of Termination satisfying the requirements of
Section 3(f), and for purposes of this Agreement, no such purported termination shall be effective.

     (f) Notice of  Termination.  Any  termination  by the  Company  pursuant to
Section 3(b), 3(c) or 3(d) shall be communicated by a Notice of Termination. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate those specific termination provisions in this Agreement relied upon and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Employee's employment under the provision so indicated. For purposes of this Agreement, no such purported termination by the Company shall be effective without such Notice of Termination.

     (g) Date of Termination. "Date of Termination" shall mean (a) if this Agreement is terminated by the Company for Disability, 30 days after Notice of Termination is given to the Employee (provided that the Employee shall not have returned to the performance of the Employee's duties on a full-time basis during such 30-day period) or (b) if the Employee's employment is terminated by the Company for any other reason, the date on which a Notice of Termination is given; provided that if within 30 days after any Notice of Termination is given to the Employee by the Company the Employee notifies the Company that a dispute exists concerning the termination, the Date of Termination shall be the date the dispute is finally determined, whether by mutual agreement by the parties or upon final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).

                  4. Severance Compensation upon Termination of Employment.

     If the Company shall terminate the Employee's employment other than pursuant to Section 3(b), 3(c) or 3(d) or if the Employee shall terminate his employment for Good Reason, then the Company shall:

     (i) pay to the Employee as severance pay in a lump sum, in cash, on the fifth day following the Date of Termination, an amount equal to three times the aggregate annual compensation paid to the Employee during the calendar year preceding the change in control of the Company by the Company and any of its subsidiaries subject to United States income taxes; provided, however, that if the lump sum severance payment under this Section 4, either alone or together with other payments which the Employee has the right to receive from the Company, would constitute a "parachute payment" (as defined in Section 280G of the Internal Revenue Code of l954, as amended (the "Code")), such lump sum severance payment shall be reduced to the largest amount as will result in no portion of the lump sum severance payment under this Section 4 being subject to the excise tax imposed by Section 4999 of the Code. The determination of any reduction in the lump sum severance payment under this Section 4 pursuant to the foregoing proviso shall be made by the Employee in good faith, and such determination shall be conclusive and binding on the Company; and

     (ii) within ten days following the Date of Termination, shall cause the Employee to be relieved of any and all personal guarantees of Company obligations, and fully pay all outstanding loans and other obligations of the Company to the Executive. If, for any reason, the Company fails to comply with its obligations under this subparagraph, the Employee shall have the option, at his sole discretion, to convert up to the principal amount of such Notes to shares of the Company's Common Stock at the rate of 50% of the closing bid price on the such date per share; provided, that the conversion of all or a portion of any outstanding loans by the Employee shall not relieve the Company of any of its obligations arising under this subparagraph including the obligations to repay any unconverted loans and relieve the Employee of any personal guarantees.

     5. No  Obligation  to  Mitigate  Damages;  No Effect  on Other  Contractual
Rights.

     (a) The Employee shall not be required to mitigate damages or the amount of any payment provided for under this Article XI by seeking other employment or otherwise, nor shall the amount of any payment provided for under this Article XI be reduced by any compensation earned by the Employee as the result of employment by another employer after the Date of Termination, or otherwise.

     (b) The provisions of this Article XI, and any payment provided for hereunder, shall not reduce any amounts otherwise payable, or in any way diminish the Employee's existing rights, or rights which would accrue solely as a result of the passage of time, under any Benefit Plan, Incentive Plan or Securities Plan, employment agreement or other contract, plan or arrangement.

     6. Successor to the Company. (a) The Company will require any successor or assign (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to the Executive, expressly, absolutely and unconditionally to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. Any failure of the Company to obtain such agreement prior to the effectiveness of any such succession or assignment shall be a material breach of this Agreement and shall entitle the Employee to terminate the Employee's employment for Good Reason. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor or assign to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section 6 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law. If at any time during the term of this Agreement the Employee is employed by any corporation a majority of the voting securities of which is then owned by the Company, "Company" as used in Sections 3 and 4 hereof shall in addition include such employer. In such event, the Company agrees that it shall pay or shall cause such employer to pay any amounts owed to the Employee pursuant to Section 4 hereof.

     (b) This Agreement shall inure to the benefit of and be enforceable by the Employee's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Employee should die while any amounts are still payable to him hereunder, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Employee's devisee, legatee, or other designee or, if there be no such designee, to the Employee's estate.

     7. Legal Fees and Expenses. The Company shall pay all legal fees and expenses which the Employee may incur as a result of the Company's contesting the validity, enforceability or the Employee's interpretation

                                   ARTICLE XII
                         TERMINATION OF PRIOR AGREEMENTS

          This Agreement sets forth the entire agreement between the parties and supersedes all prior agreements between the parties, whether oral or written, without prejudice to Employee's right to all accrued compensation prior to the effective date of this Agreement.

                                  ARTICLE XIII
                                   ARBITRATION

          Any dispute arising out of the interpretation, application and/or performance of this Agreement with the sole exception of any claim, breach or violation arising under Articles V or VI hereof shall be settled through final and binding arbitration before a single arbitrator in the City of San Francisco, the State of California in accordance with the rules of the American Arbitration Association. The arbitrator shall be selected by the Association and shall be an attorney at law experienced in the field of corporate law. Any judgment upon any arbitration award may be entered in any court, federal or state, having competent jurisdiction of the parties.

                                   ARTICLE XIV
                                  SEVERABILITY

          If any provision of this Agreement shall be held invalid and unenforceable, the remainder of this Agreement shall remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall remain in full force and effect in all other circumstances.

                                   ARTICLE XXV
                                     NOTICE

          All notices required to be given under the terms of this Agreement shall be in writing and shall be deemed to have been duly given only if delivered to the addressee in person or mailed by certified mail, return receipt requested, to the address as included in the company's records or to any such other address as the party to receive the notice shall advise by due notice given in accordance with this paragraph.

                                   ARTICLE XVI
                                     BENEFIT

          This Agreement shall inure to, and shall be binding upon, the parties hereto, the successors and assigns of the Company, and the heirs and personal representatives of the Employee.

                                  ARTICLE XVII
                                     WAIVER

          The waiver by either party of any breach or violation of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach of construction and validity.

                                  ARTICLE XVIII
                                  GOVERNING LAW

          This Agreement has been negotiated and executed in the State of California, and Delaware law shall govern its construction and validity.

                                   ARTICLE XIX
                                  JURISDICTION

          Any or all actions or proceedings which may be brought by the Company or Employee under this Agreement shall be brought in courts having a situs within the State of California and Employee hereby consents to the jurisdiction of any local, state or federal court located within the State of California.

                                   ARTICLE XX
                                ENTIRE AGREEMENT

          This Agreement contains the entire agreement between the parties hereto. No change, addition or amendment shall be made hereto, except by written agreement signed by the parties hereto.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

(Corporate Seal)
                                                       U.S. Wireless Corporation



                                                   By: /s/ Dr. Oliver Hilsenrath
                                                           Dr. Oliver Hilsenrath
                                                         Chief Executive Officer


                                                   By: /s/ Dr. Oliver Hilsenrath
                                                           Dr. Oliver Hilsenrath
                                                         Chief Executive Officer

                                  Exhibit 10.78

                     Employment Agreement with David Klarman

                              EMPLOYMENT AGREEMENT

         AGREEMENT made as of the 1st day of September, 1996, by and between David Klarman, an individual who resides at 110 Sunnyhill Drive, East Norwich, New York 11732 (hereinafter referred to as the "Employee") and U.S. Wireless Corporation, a Delaware corporation with principal offices located at 2694 Bishop Drive, Suite 213, San Ramon, California 94583 (hereinafter referred to as the "Company").

                              W I T N E S S E T H :

     WHEREAS,   the  Company  is  a  public   holding   company  for   Labyrinth
Communication Technologies Group, Inc., and Mantra Technologies, Inc. which are engaged in the wireless communications and software development industries; and

     WHEREAS, the Company desires to obtain the services of the Employee to be General Counsel and Secretary of the Company; and

     WHEREAS, Employee would be an executive officer of the Company; and

     WHEREAS, Employee acknowledges that all work product, inclusive of all Intellectual Property developed by the Employee during Employees tenure with the Company shall be the sole property of the Company; and

     WHEREAS, any Intellectual Property (as hereinafter defined) filed with any federal, state, local or foreign government agency or authority by the Employee, shall be immediately upon filing assigned to the Company; and

     WHEREAS, Employee acknowledges that it has received the handbook of the parent company, U.S. Wireless Corporation, and agrees to abide by the provisions therein; and

     WHEREAS, the Employee desires to be employed by the Company, pursuant to the terms and conditions herein set forth, superseding all prior agreements between the Company and Employee, if any;

     NOW, THEREFORE, it is mutually agreed by and between the parties hereto as follows:

                                    ARTICLE I
                                   EMPLOYMENT

         Subject to and upon the terms and conditions of this Agreement, the Company hereby employs and agrees to commence the employment of the Employee, and the Employee hereby accepts such employment in his capacity as General Counsel and Secretary n this capacity, Employee will report directly to the Chief Executive Officer and President of the Company.

                                   ARTICLE II
                           DUTIES AND ACKNOWLEDGMENTS

(A) The Employee shall, during the term of his employment with the Company, and subject to the direction and control of the Company's Board of Directors, perform such duties and functions related to his position as he may be called upon to perform by the Company's Board of Directors during the term of this Agreement.

         (B) The Employee agrees to devote a substantial portion of his normal business time to the business of the Company. Employee shall use his best efforts in the performance of his duties for the Company and in rendering such services for any subsidiary corporations of the Company or Parent of the Company.

         (C) The Employee shall perform, in conjunction with the Company's Senior Management, to the best of his ability the following services and duties for the Company and its subsidiary corporations (by way of example, and not by way of limitation):

     (i) Those duties attendant to the position with the Company for which he is hired;

     (ii) Administer all legal affairs of the Company and its subsidiaries, including all corporate proceeding and agreements; coordinating all outside counsel activities, strategic alliances and all business; and

         (E) Employee acknowledges that all Intellectual Property developed by the Employee during the Employees tenure with the Company shall be the sole property of the Company and that any Intellectual Property (as hereinafter defined) filed by the Employee with any federal, state, city, local or foreign government agency or authority shall be immediately upon filing assigned to the Company.

         (F) Employee represents that he shall comply with all federal, state and local securities laws and have prepared and filed with the appropriate agencies all required filings in a timely and efficient manner. Employee further agrees to abide by the rules and regulations of the Company and its Parent company, U.S. Wireless Corporation annexed hereto as Appendix A.

                                   ARTICLE III
                                  COMPENSATION

         (A) Commencing with the commencement date hereof, the Company shall pay to Employee a salary starting at the rate of $120,000 per annum until August 30, 1999 (payable in equal weekly installments or pursuant to such regular pay periods adopted by the Company) (the "Base Salary"), subject to adjustment by management and the board of directors.

         (B) The Company shall deduct from Employee's compensation all federal, state and local taxes which it may now or may hereafter be required to deduct.

                                   ARTICLE IV
                                    BENEFITS

         (A) During the term hereof, (i) the Company shall provide Employee with Blue Cross/Blue Shield or equivalent health insurance benefits and major medical insurance; and (ii)

Employee shall be reimbursed by the Company upon presentation of appropriate vouchers for all business expenses incurred by the Employee on behalf of the Company.

         (B) In the event the Company wishes to obtain Key Man life insurance on the life of Employee, Employee agrees to cooperate with the Company in completing any applications necessary to obtain such insurance and promptly submit to such physical examinations and furnish such information as any proposed insurance carrier may request.

         (C) For each year of the term hereof, Employee shall be entitled to fifteen (15) days paid vacation.

                                    ARTICLE V
                                 NON-DISCLOSURE

         The Employee shall not, at any time during or after the termination of his employment hereunder, except when acting on behalf of and with the authorization of the Company, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Company's business, finances, proposed and current services and pricing, and any information relating to the Company's business (collectively referred to as the "Proprietary Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to the Employee or known by him as a consequence of his employment by the Company, whether or not pursuant to this Agreement, and not generally known in the industry, concerning the Company's Intellectual Property, business, finances, methods, operations, marketing information, pricing and information relating to proposed expansion of the Company or the Company's business plans. The Employee acknowledges that trade secrets and other items of confidential information, as they may exist from time to time, are valuable and unique assets of the Company, and that disclosure of any such information would cause substantial injury to the Company. The foregoing is intended to be confirmatory of the common laws of the states of California, and Delaware relating to trade secrets and confidential information. "Intellectual Property" means (a) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all reissuances, continuations, continuations- in-part, revisions, extensions, and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (d) all mask works and all applications, registrations, and renewals in connection therewith, (e) all trade secrets and confidential business information (including ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals), (f) all computer software (including data and related documentation), (g) all other proprietary rights, and (h) all copies and tangible embodiments thereof (in whatever form or medium).

                                   ARTICLE VI
                             RESTRICTIVE COVENANT S

         (A) In the event of the Employee's termination, whether voluntarily or for Cause, with the Company, Employee agrees that he will not, for a period of four years following such termination, directly enter into or become associated with or engage in any other business (whether as a partner, officer, director, shareholder, employee, consultant, or otherwise), which business is a direct or indirect competitor of the Company, or any current or future subsidiary, associate, affiliate or joint venture partner, which is a direct or indirect competitor of the Company, or any subsidiary or Parent company.

         (B) If any court shall hold that the duration of non-competition or any other restriction contained in this paragraph is unenforceable, it is our intention that same shall not thereby be terminated but shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable or in the alternative such judicially substituted term may be substituted therefor.

         (C) Employee agrees that during the term of this Restrictive Covenant, he will not, directly or indirectly, (a) contact, induce or influence any customer or clients with respect to the Company's proposed business as described in (a) above, joint venture partners, employee, consultant, associate or affiliate of the Company or its or their successors for any reason whatsoever, without the written consent of the Company, signed by two executive officers;
(b) request or advise any customer, client, joint venture partners, supplier, manufacturer, employee, consultant, associate or affiliate of the Company or its or their successors, who may contact or attempt to contact the Employee to withdraw, curtail or cancel such parties business with the Company or its successors; (c) disclose to any other person or corporation the name or addresses of any of the customers, clients, joint venture partners, suppliers, manufacturers, wireless services providers, employees, consultants, associates or affiliates of the Company or its or their successors of the Company or its successors; or (d) induce or encourage any employee to terminate his relationship with the Company.

                                   ARTICLE VII
                                OTHER ENGAGEMENTS

         Employee shall be permitted to engage in and to be engaged by other companies, except that the Employee shall not be permitted to be engaged by any entity which is a direct of the Company or which may require such time commitments adversely affecting employees performance for the Company. Employee and the Company acknowledge that the Employee shall run a legal practice within the offices of the Company.

                                  ARTICLE VIII
                                      TERM

     This Agreement shall be for a term commencing on the date first set forth above and terminating August 30, 1999, unless sooner terminated pursuant to the terms hereof.

                                   ARTICLE IX

                         TERMINATION AND EFFECT THEREOF

         (A) The Company may terminate this Agreement:

                  (i) Upon the death of Employee during the term hereof, except that the Employee's legal representatives, successors, assigns and heirs shall have those rights and interests as otherwise provided in this Agreement, including the right to receive accrued but unpaid bonus compensation, if any.

                  (ii) Upon written notice from the Company to the Employee, if Employee becomes totally disabled and as a result of such total disability, has been prevented from and unable to perform all of his duties hereunder for a period of four (4) consecutive months.

                  (iii) If the Employee engages in fraud, misappropriation of Company funds or gross negligence in the performance of his duties.

                  (iv) The Company shall have the right to terminate Employee's employment hereunder for Cause. For purposes of this Agreement, "Cause" means
(a) a breach of the covenants herein, (b) failure to perform his duties in a professional and competent manner; (c) failure by Employee to substantially perform his duties or obligations hereunder; (d) Employee engaging in misconduct which is materially injurious to the Company; (e) Employee engaging in any act that in any way has a direct, substantial, and adverse effect on the Company's reputation; (f) Employee committing involving crime of moral turpitude; (g) Executive's conviction by, or entry of a plea of guilty or nolo contendere in, a court of competent jurisdiction of a crime constituting a felony.

         (B) Upon termination of this Agreement:

                  (i) Pursuant to subarticles (A)(i), (iii) or (iv) Employee's employment hereunder and all compensation and benefits payable by the Company hereunder shall be immediately terminated, and all options shall be terminated; provided, however, Employee or his estate, as the case may be, shall be entitled to receive any payments under any applicable life or disability insurance plans. Such payments, if any, shall be made at the time and in accordance with the terms and conditions of such plans.

                  (ii) Pursuant to subarticle (A)(ii) Employee's employment hereunder shall terminate, all vested options shall continue to be exercisable for a period of six months thereafter and all non vested options shall terminate.

                                    ARTICLE X
                                  STOCK OPTIONS

         As an inducement to Employee to enter into this Agreement the Company hereby grants to Employee options to purchase shares of the Company's Common Stock, $.001 par value per share, upon and subject to the following conditions:

     (A) Subject to the terms and conditions of an option agreement, Employee is hereby granted options to purchase 100,000 shares of the common stock of the Company's Parent company, U.S. Wireless Corporation, a publicly traded company, which shall vest at the rate of 1/3 per year commencing September 1, 1998. The options shall be exercisable on the dates of vesting and continuing until August 30, 2001. The exercise price of the options shall be equal to $2.00 per share. The foregoing options are not intended to qualify as incentive stock options.

     (B) The options provided for herein are not transferable by Employee and shall be exercisable only by Employee, or by his legal representative or executor.

                                   ARTICLE XI
                         TERMINATION OF PRIOR AGREEMENTS

         This Agreement sets forth the entire agreement between the parties and supersedes all prior agreements between the parties, whether oral or written, without prejudice to Employee's right to all accrued compensation prior to the effective date of this Agreement.

                                   ARTICLE XII
                                   ARBITRATION

         Any dispute arising out of the interpretation, application and/or performance of this Agreement with the sole exception of any claim, breach or violation arising under Articles V or VI hereof shall be settled through final and binding arbitration before a single arbitrator in the City of San Ramon, the State of California in accordance with the rules of the American Arbitration Association. The arbitrator shall be selected by the Association and shall be an attorney at law experienced in the field of corporate law. Any judgment upon any arbitration award may be entered in any court, federal or state, having competent jurisdiction of the parties.

                                  ARTICLE XIII
                                  SEVERABILITY

         If any provision of this Agreement shall be held invalid and unenforceable, the remainder of this Agreement shall remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall remain in full force and effect in all other circumstances.

                                   ARTICLE XIV
                                     NOTICE

         All notices required to be given under the terms of this Agreement shall be in writing and shall be deemed to have been duly given only if delivered to the addressee in person or mailed by certified mail, return receipt requested, to the address as included in the Company's records or to any such other address as the party to receive the notice shall advise by due notice given in accordance with this paragraph.

                                   ARTICLE XV
                                     BENEFIT

This Agreement shall inure to, and shall be binding upon, the parties hereto, the successors and assigns of the Company, and the heirs and personal representatives of the Employee.

                                   ARTICLE XVI
                                     WAIVER

         The waiver by either party of any breach or violation of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach of construction and validity.

                                  ARTICLE XVII
                                  GOVERNING LAW

         This Agreement shall be deemed to be a contract made under the laws of the State of Delaware and for all purposes shall be construed in accordance with the laws of such State without giving effect to the rules of said State governing the conflicts of laws.

                                  ARTICLE XVIII
                                  JURISDICTION

         Any or all actions or proceedings which may be brought by the Company or Employee under this Agreement shall be brought in courts having a situs within the State of California and Employee hereby consents to the jurisdiction of any local, state or federal court located within the State of California.

                                   ARTICLE XIX
                                ENTIRE AGREEMENT

         This Agreement contains the entire agreement between the parties hereto. No change, addition or amendment shall be made hereto, except by written agreement signed by the parties hereto.

                                   ARTICLE XX
                                  CONSTRUCTION

         The parties intend for the provisions of Articles V and VI of this agreement to be construed, interpreted, and enforced to the maximum extent permitted by law. The parties acknowledge and agree that they have both participated in the preparation of this Agreement and it shall not be construed or interpreted against either party on the basis that it was prepared by such party. In the event that any provision of Articles V or VI, or part thereof, shall be determined by any court of competent jurisdiction to be invalid, illegal, or unenforceable in any respect for any reason, such provision shall be revised and/or interpreted to make it enforceable to the maximum extent in all other respects as to which it may be enforceable, all as determined by such court in such action.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

         U.S. WIRELESS CORPORATION

         By:      /s/ Dr. Oliver Hilsenrath                /s/ David S. Klarman
         Dr. Oliver Hilsenrath                                 David S. Klarman
         Chief Executive Officer

                                  Exhibit 10.79

                     Employment Agreement with Dr. Mati Wax

                              EMPLOYMENT AGREEMENT

          AGREEMENT made as of the 7th day of July, 1996, by and between Dr. Mati Wax, an individual who resides at 120 Reflections Drive, San Ramon, California 94583(hereinafter referred to as the "Employee") and Labyrinth Communications Technologies, Inc., a Delaware corporation with principal offices located at 2694 Bishop Drive, Suite 213, San Ramon, California 94583 (hereinafter referred to as the "Company").

                              W I T N E S S E T H :

     WHEREAS,  the Company is engaged in the wireless  communications  industry;
and

     WHEREAS, U.S. Wireless Corporation, a Delaware corporation and publicly traded company, is the parent company of the Company (the "Parent"); and

     WHEREAS, the Company desires to obtain the services of the Employee, initially as a consultant and upon receipt as the required visa (as described below) to be an officer of the Company; and

     WHEREAS, Employee would be the Chief Technology Officer of the Company, an executive officer position; and

     WHEREAS, Employee acknowledges that all work product, inclusive of all Intellectual Property developed by the Employee during Employees tenure with the Company shall be the sole property of the Company; and

     WHEREAS, any Intellectual Property (as hereinafter defined) filed with any federal, state, local or foreign government agency or authority by the Employee; and

     WHEREAS, Employee acknowledges that it has received the handbook of the parent company, U.S. Wireless Corporation, and agrees to abide by the provisions therein; and

     WHEREAS, Employee has applied for an H-1 visa (the "Visa"); and

     WHEREAS, Employee has commenced working for the Company as a consultant prior to the receipt of said Visa; and

     WHEREAS, the Employee desires to be employed by the Company, pursuant to the terms and conditions herein set forth, superseding all prior agreements between the Company and Employee, if any;

     NOW, THEREFORE, it is mutually agreed by and between the parties hereto as follows:

                                    ARTICLE I
                                   EMPLOYMENT

         Subject to and upon the terms and conditions of this Agreement, the Company hereby employs and agrees to commence the employment of the Employee, and the Employee hereby accepts such employment in his capacity, initially as a consultant, and upon receipt of the Visa, as Chief Technology Officer. As a consultant, Employee shall function as the Company's Chief Technology Officer. In this capacity, Employee will report directly to the Chief Executive Officer and President of the Company.

                                   ARTICLE II
                           DUTIES AND ACKNOWLEDGMENTS

         (A) The Employee shall, during the term of his employment with the Company, and subject to the direction and control of the Company's Board of Directors, perform such duties and functions related to his position as he may be called upon to perform by the Company's Board of Directors during the term of this Agreement.

         (B) The Employee agrees to devote 100% of his normal business time or such less amount of his business time as shall be agreed upon by the Company and the Employee. Employee shall use his best efforts in the performance of his duties for the Company and in rendering such services for any subsidiary corporations of the Company or Parent of the Company. The Employee shall be able to engage in consulting work in additions to his obligations hereunder. All agreement for consulting work must be reviewed by the Company's counsel and approved by the Company, which approval shall no be unreasonably withheld. The Employee shall not perform consulting services for any direct or indirect competitor of the Company. All fees generated by the Employee for consulting services performed shall be paid to the Company, whereby, the Company shall disburse 50% directly to the Employee and 50% shall be put into a bonus pool for the benefit of all the officers of the Company.

         (C) The Employee shall perform, in conjunction with the Company's Senior Management, to the best of his ability the following services and duties for the Company and its subsidiary corporations (by way of example, and not by way of limitation):

     (i) Those duties attendant to the position with the Company for which he is hired;

     (ii) Development of the Company's advanced radio front-end technology as well as promotion of the Parent company's technology; and

     (iii) Formulation of the Company's business plans with respect to his area of operations, subject to the direction of the Board of Directors.

         Employee shall apply for an H-1 visa to enable him to work for the Company.

         (E) Employee acknowledges that all Intellectual Property developed by the Employee during the Employees tenure with the Company shall be the sole property of the Company and that any Intellectual Property (as hereinafter defined) filed by the Employee with any federal, state, city, local or foreign government agency or authority shall be immediately upon filing assigned to the Company.

         (F) Employee represents that he shall comply with all federal, state and local securities laws and have prepared and filed with the appropriate agencies all required filings in a timely and efficient manner. Employee further agrees to abide by the rules and regulations of the Company and its Parent company, U.S. Wireless Corporation annexed hereto as Appendix A.

                                   ARTICLE III
                                  COMPENSATION

         (A) Commencing with the commencement date hereof, the Company shall pay to Employee a salary at the rate of $100,000 per annum until July 6, 1999 (payable in equal weekly installments or pursuant to such regular pay periods adopted by the Company) (the "Base Salary").

         (B) The Company shall deduct from Employee's compensation all federal, state and local taxes which it may now or may hereafter be required to deduct.

                                   ARTICLE IV
                                    BENEFITS

         (A) During the term hereof, (i) the Company shall provide Employee with Blue Cross/Blue Shield or equivalent health insurance benefits and major medical insurance; and (ii) Employee shall be reimbursed by the Company upon presentation of appropriate vouchers for all business expenses incurred by the Employee on behalf of the Company.

         (B) In the event the Company wishes to obtain Key Man life insurance on the life of Employee, Employee agrees to cooperate with the Company in completing any applications necessary to obtain such insurance and promptly submit to such physical examinations and furnish such information as any proposed insurance carrier may request.

         (C) For each year of the term hereof, Employee shall be entitled to fifteen (15) days paid vacation.

                                    ARTICLE V
                                 NON-DISCLOSURE

         The Employee shall not, at any time during or after the termination of his employment hereunder, except when acting on behalf of and with the authorization of the Company, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Company's business, finances, proposed and current services and pricing, and any information relating to the Company's business (collectively referred to as the "Proprietary Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to the Employee or known by him as a consequence of his employment by the Company, whether or not pursuant to this Agreement, and not generally known in the industry, concerning the Company's Intellectual Property, business, finances, methods, operations, marketing information, pricing and information relating to proposed expansion of the Company or the Company's business plans. The Employee acknowledges that trade secrets and other items of confidential information, as they may exist from time to time, are valuable and unique assets of the Company, and that disclosure of any such information would cause substantial injury to the Company. The foregoing is intended to be confirmatory of the common laws of the states of California, and Delaware relating to trade secrets and confidential information. "Intellectual Property" means (a) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all re-issuances, continuations, continuations- in-part, revisions, extensions, and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (d) all mask works and all applications, registrations, and renewals in connection therewith, (e) all trade secrets and confidential business information (including ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals), (f) all computer software (including data and related documentation), (g) all other proprietary rights, and (h) all copies and tangible embodiments thereof (in whatever form or medium).

                                   ARTICLE VI
                             RESTRICTIVE COVENANT S

         (A) In the event of the Employee's termination, whether voluntarily or for Cause, with the Company, Employee agrees that he will not, for a period of four years following such termination, directly enter into or become associated with or engage in any other business (whether as a partner, officer, director, shareholder, employee, consultant, or otherwise), which business is a direct or indirect competitor of the Company, or any current or future subsidiary, associate, affiliate or joint venture partner, which is a direct or indirect competitor of the Company, or any subsidiary or Parent company.

         (B) If any court shall hold that the duration of non-competition or any other restriction contained in this paragraph is unenforceable, it is our intention that same shall not thereby be terminated but shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable or in the alternative such judicially substituted term may be substituted therefor.

         (C) Employee agrees that during the term of this Restrictive Covenant, he will not, directly or indirectly, (a) contact, induce or influence any customer or clients with respect to the Company's proposed business as described in (a) above, joint venture partners, employee, consultant, associate or affiliate of the Company or its or their successors for any reason whatsoever, without the written consent of the Company, signed by two executive officers;
(b) request or advise any customer, client, joint venture partners, supplier, manufacturer, employee, consultant, associate or affiliate of the Company or its or their successors, who may contact or attempt to contact the Employee to withdraw, curtail or cancel such parties business with the Company or its successors; (c) disclose to any other person or corporation the name or addresses of any of the customers, clients, joint venture partners, suppliers, manufacturers, wireless services providers, employees, consultants, associates or affiliates of the Company or its or their successors of the Company or its successors; or (d) induce or encourage any employee to terminate his relationship with the Company.

                                   ARTICLE VII
                                      TERM

         This Agreement shall be for a term commencing on the first date above, and shall reflect Employees status as a consultant until such time as Employee receives the Visa at which time the Employee shall become the Chief Technology Officer, and terminating July 6, 1999, unless sooner terminated pursuant to the terms hereof. In the event that no H-1 visa is obtained, this agreement shall be null and void except with respect to Articles V & VI which shall remain in effect.

                                  ARTICLE VIII
                         TERMINATION AND EFFECT THEREOF

         (A) The Company may terminate this Agreement:

                  (i) Upon the death of Employee during the term hereof, except that the Employee's legal representatives, successors, assigns and heirs shall have those rights and interests as otherwise provided in this Agreement, including the right to receive accrued but unpaid bonus compensation, if any.

                  (ii) Upon written notice from the Company to the Employee, if Employee becomes totally disabled and as a result of such total disability, has been prevented from and unable to perform all of his duties hereunder for a period of four (4) consecutive months.

                  (iii) If the Employee engages in fraud, misappropriation of Company funds or gross negligence in the performance of his duties.

                  (iv) The Company shall have the right to terminate Employee's employment hereunder for Cause. For purposes of this Agreement, "Cause" means
(a) a breach of the covenants herein, (b) failure to perform his duties in a professional and competent manner; (c) failure by Employee to substantially perform his duties or obligations hereunder; (d) Employee engaging in misconduct which is materially injurious to the Company; (e) Employee engaging in any act that in any way has a direct, substantial, and adverse effect on the Company's reputation; (f) Employee committing involving crime of moral turpitude; (g) Executive's conviction by, or entry of a plea of guilty or nolo contendere in, a court of competent jurisdiction of a crime constituting a felony.

         (B) Upon termination of this Agreement:

                  (i) Pursuant to subarticles (A)(i), (iii) or (iv) Employee's employment hereunder and all compensation and benefits payable by the Company hereunder shall be immediately terminated, and all options shall be terminated; provided, however, Employee or his estate, as the case may be, shall be entitled to receive any payments under any applicable life or disability insurance plans. Such payments, if any, shall be made at the time and in accordance with the terms and conditions of such plans.

                  (ii) Pursuant to subarticle (A)(ii) Employee's employment hereunder shall terminate, all vested options shall continue to be exercisable for a period of six months thereafter and all non vested options shall terminate.

                                   ARTICLE IX
                  STOCK OPTIONS AND STOCK ISSUANCE OF LABYRINTH

         As an inducement to Employee to enter into this Agreement the Company hereby grants to Employee options to purchase shares of the Company's Common Stock, $.001 par value per share, upon and subject to the following conditions:

         (A) Subject to the terms and conditions of an option agreement, Employee is hereby granted options to purchase 100,000 shares of the common stock of the Company's Parent company, U.S. Wireless Corporation, a publicly traded company, which shall vest at the rate of 1/3 per year commencing July 7, 1997. The options shall be exercisable on the dates of vesting and continuing until July 6, 2001. The exercise price of the options shall be equal to

     $2.00 per share. The foregoing options are not intended to qualify as incentive stock options.

     (B) The options provided for herein are not transferable by Employee and shall be exercisable only by Employee, or by his legal representative or executor.

     (C) The Company shall issued 50,000 shares of its Common Stock on the date hereof, which shares, shall comprise 5% of the Company's outstanding shares as of the date of issuance. The shares shall be restricted pursuant to a restricted share agreement, annexed hereto a Appendix B, whereby such shares shall vest at the rate of 1/3 per year, with the first shares vesting one year from the date hereof.

                                    ARTICLE X
                         TERMINATION OF PRIOR AGREEMENTS

     This Agreement sets forth the entire agreement between the parties and supersedes all prior agreements between the parties, whether oral or written, without prejudice to Employee's right to all accrued compensation prior to the effective date of this Agreement.

                                   ARTICLE XI
                                   ARBITRATION

         Any dispute arising out of the interpretation, application and/or performance of this Agreement with the sole exception of any claim, breach or violation arising under Articles V or VI hereof shall be settled through final and binding arbitration before a single arbitrator in the City of San Ramon, the State of California in accordance with the rules of the American Arbitration Association. The arbitrator shall be selected by the Association and shall be an attorney at law experienced in the field of corporate law. Any judgment upon any arbitration award may be entered in any court, federal or state, having competent jurisdiction of the parties.

                                   ARTICLE XII
                                  SEVERABILITY

         If any provision of this Agreement shall be held invalid and unenforceable, the remainder of this Agreement shall remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall remain in full force and effect in all other circumstances.

                                  ARTICLE XIII
                                     NOTICE

         All notices required to be given under the terms of this Agreement shall be in writing and shall be deemed to have been duly given only if delivered to the addressee in person or mailed by certified mail, return receipt requested, to the address as included in the Company's records or to any such other address as the party to receive the notice shall advise by due notice given in accordance with this paragraph.

                                   ARTICLE XIV
                                     BENEFIT

         This Agreement shall inure to, and shall be binding upon, the parties hereto, the successors and assigns of the Company, and the heirs and personal representatives of the Employee.

                                   ARTICLE XV
                                     WAIVER

         The waiver by either party of any breach or violation of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach of construction and validity.

                                   ARTICLE XVI
                                  GOVERNING LAW

         This Agreement and each Option Certificate issued hereunder shall be deemed to be a contract made under the laws of the State of Delaware and for all purposes shall be construed in accordance with the laws of such State without giving effect to the rules of said State governing the conflicts of laws.

                                  ARTICLE XVII
                                  JURISDICTION

         Any or all actions or proceedings which may be brought by the Company or Employee under this Agreement shall be brought in courts having a situs within the State of California and Employee hereby consents to the jurisdiction of any local, state or federal court located within the State of California.

                                  ARTICLE XVIII
                                ENTIRE AGREEMENT

         This Agreement contains the entire agreement between the parties hereto. No change, addition or amendment shall be made hereto, except by written agreement signed by the parties hereto.

                                   ARTICLE XIX
                                  CONSTRUCTION

     The parties intend for the provisions of Articles V and VI of this agreement to be construed, interpreted, and enforced to the maximum extent permitted by law. The parties acknowledge and agree that they have both participated in the preparation of this Agreement and it shall not be construed or interpreted against either party on the basis that it was prepared by such party. In the event that any provision of Articles V or VI, or part thereof, shall be determined by any court of competent jurisdiction to be invalid, illegal, or unenforceable in any respect for any reason, such provision shall be revised and/or interpreted to make it enforceable to the maximum extent in all other respects as to which it may be enforceable, all as determined by such court in such action.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

         AGREED AS TO OPTIONS                          LABYRINTH COMMUNICATIONS
         U.S. WIRELESS CORPORATION                     TECHNOLOGIES GROUP, INC.


By:      /s/ Dr. Oliver Hilsenrath            By:      /s/ Dr. Oliver Hilsenrath
         Dr. Oliver Hilsenrath                             Dr. Oliver Hilsenrath
         Chief Executive Officer                         Chief Executive Officer

                                                              EMPLOYEE


                                                              /s/ Dr. Mati Wax
                                                              Dr. Mati Wax

                                  Exhibit 10.80

                   Consulting Agreement with Young Associates

                              CONSULTING AGREEMENT

                  Agreement made as of the 21st day of January, 1997, by and between Young Associates (Jersey) Limited, a Jersey corporation with offices located at Piermont House, 33/35 Pier Road, St. Helier, Jersey, JE4 8QP (referred to as the "Consultant") and U.S. Wireless Corporation, a Delaware corporation, with its principal executive offices located at 2694 Bishop Drive, Suite 213, San Ramon California 94583 (the "Corporation").

                              W I T N E S S E T H :

     WHEREAS, the Corporation engaged the Consultant as of September 30, 1996 to perform certain services for the Corporation, which understanding and agreement are hereby put into writing; and

     WHEREAS, as of September 30, 1996 the Consultant's commences providing services to the Corporation on a priority basis, and whereby the Corporation desires to continue its engagement of Consultant; and

     WHEREAS, the Corporation desired to assure itself of the availability of Consultant's services and expertise on a priority basis, and desires to continue to engage the Consultant to render the services described in Paragraph 3 below (the "Services"); and

     WHEREAS, Consultant has expertise in the field of wireless communications and is willing to provide such knowledge and expertise to the Corporation in the form of Services;

     WHEREAS, in consideration for the Services the Consultant shall be entitled to the compensation described in Paragraph 4 below; and

     WHEREAS, the Corporation agrees to retain the Consultant and Consultant agrees to be retained by the Corporation under the terms and conditions set forth below.

         Based upon the foregoing, the parties agree as follows:

     1. Appointment. For the term of this Agreement, the Corporation hereby appoints Consultant as an independent consultant and Consultant hereby accepts such appointment. The consulting arrangement referred to herein is on a non-exclusive basis subject to Paragraph 7.

     2. Term of Agreement.

                  a. The term of this Agreement shall commence as of the date first written above and shall remain in force for a period of two years therefrom unless earlier terminated pursuant to Subparagraph (b) below. The Consultant may terminate this agreement upon 10 days notice in writing to the Company.

                  b.  The Company may terminate this Agreement:

     (i) Upon the death of Consultant during the term hereof.

     (ii) Upon written notice from the Company to the Consultant, if Consultant becomes totally disabled and as a result of such total disability, has been prevented from and is unable to perform all of his duties hereunder for a period of two (2) consecutive months.

     (iii)   If   the   Consultant   engages   in   fraud,    misrepresentation,
misappropriation of Company funds or negligence in the performance of his duties.

     (iv) The Company shall have the right to terminate Consultant's employment hereunder for Cause. For purposes of this Agreement, "Cause" means (a) a breach of the covenants herein, (b) failure to perform his duties in a professional and competent manner; (c) failure by Consultant to substantially perform his duties or obligations hereunder; (d) Consultant engaging in misconduct which is materially injurious to the Company; (e) Consultant engaging in any act that in any way has a direct, substantial, and adverse effect on the Company's reputation; (f) Consultant committing crimes involving moral turpitude; (g) Consultant's conviction by, or entry of a plea of guilty or nolo contendere in, a court of competent jurisdiction of a crime constituting a felony.

                  c. Any such termination shall be without liability or continuing obligation to the Corporation or Consultant, other than the obligation of the Corporation to pay expenses of the Consultant for the period to the date of termination, in accordance with Paragraph 6 hereof and Consultants obligation to return to the Corporation any and all confidential information and any and all other materials of the Corporation including copies thereof and any materials which Consultant has distributed, for which the return thereof has been requested. Paragraph 9 (Indemnity) will survive the termination of this Agreement.

         3. Service. During the Term hereof, Consultant shall render the following services to the Corporation: introducing the Corporation to owners of Beta sites, facilitating relationships with potential customers and initiating strategic alliances. Additionally, Consultant may provide investment and business consulting and advisory services to Client, inclusive of the location, evaluation, structuring and financing of business activities. It is specifically understood that Consultant is not required to expend any specific number of hours in connection with such services. Consultant will not be required to provide services other than those described above.

         4.       Compensation.

                  a. In consideration for the rendering of the services referenced hereunder, the Corporation has granted the Consultant an option to purchase common stock of the Corporation pursuant an Option Agreement annexed hereto as Appendix A, which shall be exercisable in accordance with its terms.

                  b. In addition to the Option Agreement in the event the Consultant is successful in facilitating a relationship between the Company and a customer or strategic alliance, the Corporation and the Consultant agree to enter into negotiations on a project by project basis with a view to obtaining agreement in writing on the formula to be used in the calculation of any success fee. A success fee will become payable once the Corporation's participation in any such project is consummated.

         5. Relationship. Consultant shall be an independent contractor and not an employee of the Corporation. The Corporation shall not be responsible to reimburse the Consultant for any expenses incurred in the performance of its consulting services except as set forth in Paragraph 8. This Agreement shall not be construed to create between the Corporation and the Consultant a relationship of principal, employer and employee, joint ventures, copartners or any other similar relationship, the existence of which is hereby expressly denied by the Corporation and the Consultant. Consultant is not an agent for the Corporation, except as described herein and the Corporation is not an agent for the Consultant for any purpose whatsoever; and each such party has no right or authority to assume or create any obligations, express or implied, on behalf or in the name of the other party.

         6. Non-disclosure. The Consultant shall not, at any time during or after the termination of this agreement except (i) with the prior consent of the Corporation, or (ii) when acting on behalf of and with the authorization of the Corporation or (iii) if required to do so by any governmental or regulatory agency or authority (in which case the Consultant will properly notify the Corporation in a timely manner to allow the Company to seek injunctive relief), make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information (referred to as the "Proprietary Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to the Consultant or known by it as a consequence of its engagement by the Corporation as a consultant, whether or not pursuant to this Agreement, and not generally known in the industry, concerning the Corporation's Intellectual Property (as hereinafter defined), business, finances, methods, operations, marketing information, pricing and information relating to proposed expansion of the Corporation or the Corporation's business plans. "Intellectual Property" means
(a) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all re-issuances, continuations, continuations- in-part, revisions, extensions, and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (d) all mask works and all applications, registrations, and renewals in connection therewith, (e) all trade secrets and confidential business information (including ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals),
(f) all computer software (including data and related documentation), (g) all other proprietary rights, and (h) all copies and tangible embodiments thereof (in whatever form or medium).

         7.       Conflict of Interest.

                  a. Consultant shall not during the term of this agreement enter into or engage in any business which is a direct competitor of the Corporation.

                  b. In the event that during the term of this Agreement the Consultant desires to consult with or become engaged by any direct or indirect competitor of the Corporation, then the Consultant shall give the Corporation 10 days prior written notice of such pending engagement and upon request of the Corporation return any and all materials supplied by the Corporation to the consultant together with any copies prepared by the Consultant or distributed by the Consultant, except as may be specifically exempted in writing by the Corporation.

                  c. If any court shall hold that the duration of non-competition or any other restriction contained in this Paragraph 7 is unenforceable, it is our intention that same shall not thereby be terminated but shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable or in the alternative such judicially substituted term may be substituted therefore.

     d. Without prejudice to its obligations under sub-paragraph (a) above, if the Consultant may at any time have an interest in, or conflict of duty in relation to, any transaction or matter which is the subject of services provided to the Corporation. The Corporation acknowledges that this may be the case and the Consultant agrees to notify the Corporation prior to such interest or conflict arising.

         8. Expenses. During the term of this Agreement, Consultant shall be entitled to receive reimbursement for business expenses incurred by it (in accordance with the policies and procedures from time to time adopted by the Board of Directors of the Corporation and notified in writing to the Consultant) in performing services hereunder, provided that Consultant properly accounts therefore in accordance with such policy and procedures and provided that such expenses have been specifically approved in advance in writing by the

Corporation.

         9. Trading of the Corporation's Securities. Consultant represents that he shall comply with all federal, state and local securities laws and have prepared and filed with the appropriate agencies all required filings in a timely and efficient manner. Consultant further agrees to abide by the Corporate guidelines of the Corporation annexed hereto as Appendix B.

     10. Indemnity. The Corporation hereby indemnifies and holds harmless the Consultant, its directors, officers and employees and of each of them ("indemnified persons"), from and against any and all losses, claims, demands, damages, costs, charges, expenses and liabilities and actions, proceedings and investigations in respect thereof ("claims") which any indemnified person may suffer or incur or which may be made by the Corporation or any third party against any indemnified person relating to or arising out of the Consultant's appointment hereunder. The Corporation will not be required to indemnify or be liable hereunder for claims by an indemnified person resulting from bad faith or gross negligence of the indemnified person or the Consultant. In addition, the Consultant shall not be indemnified for breaches of any of the terms of this Agreement.

     11. No Waiver. No delay or omission on the part of either party in exercising any right hereunder shall operate as a waiver of such right or of any other right of such party, nor shall any delay, omission or waiver on any one occasion be deemed a bar to or waiver of the same or any other right on any future occasion.

     12. Assignability. This agreement is not assignable by the Corporation without the prior written consent of the Consultant. This Agreement is not assignable by the Consultant without the express written consent of the Corporation. Notwithstanding the foregoing, this Agreement shall bind any successor or assign of either party.

     13. Entire Agreement. This Agreement sets forth the entire agreement between the parties with respect to the subject matter hereof, superseding all prior understandings and agreements whether written or oral. This Agreement may not be amended, revised or terminated except by a writing signed by both parties.

     14. Default. In the event that either party shall fail to conform to the terms of this Agreement, the other party shall reimburse the damaged party for any expenses, including reasonable attorney's fees, which may be incurred by such party in attempting to collect any obligation, or to enforce obligations under this Agreement.

     15. Governing Law, etc. This Agreement and all rights and obligations hereunder, including matters of construction, validity and performance, shall be governed by the laws of the State of Delaware applicable to contracts made and performed entirely within the State of Delaware without regard to conflicts of laws rules applied in the States of California.

     16. Notices. All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be personally delivered or sent by certified or registered mail postage and fees prepaid or by overnight courier, to the other party at the address mentioned in the preamble of this Agreement. Any party may designate a different address for the purpose of the service of notice hereunder by giving notice thereof in accordance with the provisions of this Paragraph 16.

     17. Captions. Captions herein have been inserted solely for convenience of reference and in no way define, limit or describe the scope or substance of any provision of this Agreement.

     18. Severability. The provisions of this Agreement are severable, and invalidity of any provision shall not affect the validity of any other provision unless the invalidity impairs materially the benefits of the contract to either party. In the event that any court of competent jurisdiction shall determine that any provision of this Agreement or the application thereof is unenforceable in whole or in part because of the duration and scope thereof, the parties hereto agree that said court in making such determination shall have the power to reduce the duration and scope of such provision to the extent necessary to make it enforceable, and that the Agreement in its reduced form shall be valid and enforceable to the full extent permitted by law.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written,


Young Associates (Jersey)Limited                  U.S. Wireless Corporation

By: /s/Young Associates (Jersey) Limited          By: /s/ Dr. Oliver Hilsenrath
Young Associates (Jersey) Limited                     Dr. Oliver Hilsenrath
                                                      Chief Executive Officer

                                  Exhibit 10.81

                    Consulting Agreement with Dennis Frances

                              CONSULTING AGREEMENT

                  Agreement made as of the 9th day of December, 1996, by and between Dennis Francis, residing at 3204 Cardinal Ridge Drive, Greensboro, North Carolina 27410 (referred to as the "Consultant") and Labyrinth Communication Technologies, Inc., a Delaware corporation, with its principal executive offices located at 2694 Bishop Drive, San Ramon California 94583 (the "Corporation").

                              W I T N E S S E T H :

     WHEREAS, the Corporation desires to assure itself of the availability of Consultant's services and technical expertise on a priority basis, and desires to engage Consultant to render services in the development and testing of its FlyBeam product; and

     WHEREAS, the Corporation is a majority owned subsidiary of U.S. Wireless Corporation (the "Parent"); and

     WHEREAS, as compensation for the services rendered the Consultant shall be granted an option to purchase 50,000 shares of the Parent's common stock at $4.00 per share, exercisable for a period of five years from the date hereof; and

     WHEREAS, the Corporation agrees to retain the Consultant and Consultant agrees to be retained by the Corporation under the terms and conditions set forth below.

         Based upon the foregoing, the parties agree as follows:

         1.       Appointment.

                  For the term of this Agreement, the Corporation hereby retains Consultant as an independent consultant and Consultant hereby accept such retention. The consulting arrangement referred to herein is on a non-exclusive basis subject to Paragraph 3.

         2.       Term of Agreement.

                  The term of this Agreement shall commence as of the date first written above and shall remain in force for a period of three(3) years therefrom subject to sooner termination at the discretion of the Corporation. The Corporation may terminate this agreement upon 10 days notice to the Consultant.

         3.       Service.

                  During the Term hereof, Consultant shall render services in providing technical assistance in the development and testing of the Corporation's FlyBeam. Consultant shall provide these services to the Corporation during the Term of this Agreement. It is specifically understood that Consultant is not required to expend any specific number of hours in connection with such services. The Corporation understands that the Consultant is a full-time employee of Vanguard Cellular Financial Corp. ("VCFC") and that the services rendered by Consultant to the Corporation will not interfere or conflict with Consultant's performance of his duties as an employee of VCFC.

         4.       Compensation.

                  For services hereunder, the Corporation shall grant to Consultant an option to purchase shares of the Parent's common stock, $.001 par value per share, at $4.00 per share, upon to the following conditions, which are subject to the terms and conditions of an option agreement, annexed hereto and made a part hereof as Appendix A:

     a. Consultant shall be granted an option to purchase up to an aggregate of 50,000 shares of the Parent's common stock, which shall be vested and exercisable as of the date hereof.

     b. The options shall be exercisable for a period of five years from the date hereof. The options are not intended to qualify as incentive stock options.

     c. The options provided for herein are not transferable by Consultant and shall be exercisable only by Consultant, or by his legal representative or executor.

     d. The Consultant agrees that any shares purchased pursuant to the exercise of the option, in whole or part, shall be subject to a lock-up restriction against the resale of such shares, which restriction shall commence on the date hereof and continue for a period of two year hereafter. No shares purchased shall be eligible for resale during the two year restrictive period.

         5.       Relationship.

     Consultant shall be an independent contractor and not an employee of the Corporation. The Corporation shall not be responsible to reimburse the
Consultant for any fees, costs or expenses incurred in the performance of his consulting services except as set forth in Paragraph 7. This Agreement shall not be construed to create between the Corporation and Consultant the relationship of principal, employer and employee, joint venturers, copartners or any other similar relationship, the existence of which is hereby expressly denied by the Corporation and the Consultant. Consultant is not an agent for the Corporation, except as described herein and the Corporation is not an agent for the Consultant for any purpose whatsoever; and each such party has no right or authority to assume or create any obligations, express or implied, on behalf of or in the name of the other party.

     6. Non-disclosure; Disclosure of Potential Conflicts.

                  a. The Consultant shall not, at any time during or after the termination of this agreement except when acting on behalf of and with the authorization of the Corporation, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Corporation's business, finances, proposed and current services and pricing, and any information relating to the Corporation's business (collectively referred to as the "Proprietary
Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to the Consultant or known by him as a consequence of his engagement by the Corporation as a consultant, whether or not pursuant to this Agreement, and not generally known in the industry, concerning the Corporation's Intellectual Property (as hereinafter defined), business, finances, methods, operations, marketing information, pricing and information relating to proposed expansion of the Corporation or the Corporation's business plans. The Consultant acknowledges that such Proprietary Information, as may exist from time to time, is valuable and unique assets of the Corporation, and that disclosure of any such information would cause substantial injury to the Corporation. The foregoing is intended to be confirmatory of the common laws of the states of California, and Delaware relating to trade secrets and confidential information. "Intellectual Property" means (a) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all re-issuances, continuations, continuations- in-part, revisions, extensions, and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (d) all mask works and all applications, registrations, and renewals in connection therewith, (e) all trade secrets and confidential business information (including ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals), (f) all computer software (including data and related documentation), (g) all other proprietary rights, and (h) all copies and tangible embodiments thereof (in whatever form or medium).

                  b. In the event that the Consultant desires to consult with or become engaged by any indirect or direct competitor of the Corporation, then the consultant shall give the Corporation 10 days prior written notice of such pending engagement and upon request of the Corporation return any and all materials supplied by the Corporation to the Consultant together with any copies prepared by Consultant or distributed by the Consultant, except as may be specifically exempted in writing by the Corporation.

     7. Expenses. During the Term, Consultant shall be entitled to receive reimbursement for business expenses incurred by him (in accordance with the Corporation's policies and procedures from time to time adopted by the Board of Directors of the Corporation) in performing services hereunder, provided that Consultant properly accounts therefor in accordance with such policy and procedures and provided that such expenses have been specifically approved, in advance, in writing by the Corporation.

     8. Trading of the Corporation's Securities. Consultant represents that he shall comply with all federal, state and local securities laws and have prepared and filed with the appropriate agencies all required filings in a timely and efficient manner. Consultant further agrees to abide by the rules and regulations of the Parent annexed hereto as Appendix B.

     9. No Waiver. No delay or omission on the part of the Corporation in exercising any right hereunder shall operate as a waiver of such right or of any other right of the Corporation, nor shall any delay, omission or waiver on any one occasion be deemed a bar to or waiver of the same or any other right on any future occasion.

     10. Assignability. This agreement is not assignable by the Corporation without the prior written consent of the Consultant. This Agreement is not assignable by the Consultant without the express written consent of the Corporation. Notwithstanding the foregoing, this Agreement shall bind any successor or assign of either party.

     11. Entire Agreement. This Agreement sets forth the entire agreement between the parties with respect to the subject matter hereof, superseding all prior understandings and agreements whether written or oral. This Agreement may not be amended, revised or terminated except by a writing signed by both parties.

     12. Default. In the event that either party shall fail to conform to the terms of this Agreement, the other party shall reimburse the damaged party for any expenses, including reasonable attorney's fees, which may be incurred by such party in attempting to collect any obligation, or to enforce obligations under this Agreement.

     13. VCFC Acceptance; No-raid. VCFC hereby permits the Consultant to enter in to this Consulting Agreement with the Corporation. The Corporation shall not offer Consultant employment with the Corporation for the lesser of three years from the date of this Consulting Agreement and 12 months from the termination of Consultant's employment with VCFC. The Corporation shall not offer employment to any employee of VCFC, which employee has been introduced to the Corporation by the Consultant or other employee of VCFC. VCFC is a third party beneficiary with respect to the provisions of this paragraph.

     14. Governing Law, etc. This Agreement and all rights and obligations hereunder, including matters of construction, validity and performance, shall be governed by the laws of the State of Delaware applicable to contracts made and performed entirely within the State of Delaware without regard to conflicts of laws rules applied in the State of California.

     15. Notices. All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be personally delivered or sent by certified or registered mail postage and fees prepaid or by overnight courier, to the other party at the address mentioned in the preamble of this Agreement. Any party may designate a different address for the purpose of the service of notice hereunder by giving notice thereof in accordance with the provisions of this Paragraph 15.

     16. Captions. Captions herein have been inserted solely for convenience of reference and in no way define, limit or describe the scope or substance of any provision of this Agreement.

     17. Severability. The provisions of this Agreement are severable, and invalidity of any provision shall not affect the validity of any other provision unless the invalidity impairs materially the benefits of the contract to either party. In the even that any court of competent jurisdiction shall determine that any provision of this Agreement or the application thereof is unenforceable in whole or in part because of the duration and scope thereof, the parties hereto agree that said court in making such determination shall have the power to reduce the duration and scope of such provision to the extent necessary to make it enforceable, and that the Agreement in its reduced form shall be valid and enforceable to the full extent permitted by law.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

         Agreed and Acknowledged
         as to the Options:
                                                         Labyrinth Communication
U.S. Wireless Corporation                               Technologies Group, Inc.

By: /s/ Dr. Oliver Hilsenrath                      By: /s/ Dr. Oliver Hilsenrath
Dr. Oliver Hilsenrath                                      Dr. Oliver Hilsenrath
Chief Executive Officer                                  Chief Executive Officer

Agreed and Acknowledged as to Paragraph 13 only.

Vanguard Cellular Financial Corp.                                     Consultant

By:      /s/ Vanguard Cellular Financial Corp.                /s/ Dennis Francis
         Vanguard Cellular Financial Corp.                        Dennis Francis

                                  Exhibit 10.82

                  Consulting Agreement with Spencer Corporation

                              CONSULTING AGREEMENT

                  Agreement  made as of the 29th day of  January,  1997,  by and between Spencer Corporation, a Liberian corporation, with its principal executive offices located at 116 Altlandstrasse, Zollikon, Switzerland(referred to herein as the "Consultant") and U.S. Wireless Corporation, a Delaware corporation, with its principal executive offices located at 2694 Bishop Drive, San Ramon California 94583 (the "Corporation").

                              W I T N E S S E T H :

     WHEREAS, the Corporation desires to assure itself of the availability of Consultant's services and expertise on a priority basis, and desires to engage Consultant to render services making introductions for the Corporation, and its subsidiaries to facilitate relationships with potential customers and initiating strategic alliances; and

     WHEREAS, Consultant may provide investment and business consulting and advisory services to the Corporation, inclusive of the location, evaluation, structuring and financing of business activities; and

     WHEREAS, the Corporation is the parent company of Labyrinth Communications Technology Group, Inc. and Mantra Technologies, Inc. (the "Subsidiaries"); and

     WHEREAS, as compensation for the services rendered the Consultant shall be granted an option to purchase 100,000 shares of the Corporation's Common stock at $2.50 per share, exerciseable for the period specified in the Option Agreement; and

     WHEREAS, the Corporation agrees to retain the Consultant and Consultant agrees to be retained by the Corporation under the terms and conditions set forth below.

         Based upon the foregoing, the parties agree as follows:

         1.       Appointment.

                  For the term of this Agreement, the Corporation hereby retains Consultant as an independent consultant and Consultant hereby accept such retention. The consulting arrangement referred to herein is on a non-exclusive basis subject to Paragraph 3.

         2.       Term of Agreement.

                  The term of this Agreement shall commence as of the date first written above and shall remain in force for a period of two (2) years therefrom subject to sooner termination at the discretion of the Corporation. The Corporation may terminate this agreement upon 10 days notice to the Consultant.

         3.       Service.

                  During the Term hereof, Consultant shall render services in introducing the Subsidiaries to potential customer and facilitating relationships with such companies, initiating strategic alliances and joint ventures, as well as providing investment and business consulting and advisory services to the Corporation, inclusive of the location, evaluation, structuring and financing of business activities. Consultant shall provide these services to the Corporation and its Subsidiaries during the Term of this Agreement. It is specifically understood that Consultant is not required to expend any specific number of hours in connection with such services.

         4.       Compensation.

                  For services hereunder, the Corporation shall grant to Consultant an option to purchase shares of the Corporation's Common Stock, $.001 par value per share, at $2.50 per share, upon to the following conditions, which are subject to the terms and conditions of an option agreement, annexed hereto and made a part hereof as Appendix A:

     a. Consultant shall be granted an option to purchase up to an aggregate of 100,000 shares of the Corporation's common stock, which shall be vested and exercisable as of the date hereof.

     b. The options shall be exercisable upon issuance and until September 30, 2001. The options are not intended to qualify as incentive stock options.

     c. The options provided for herein are not transferable by Consultant and shall be exercisable only by Consultant, or by his legal representative or executor.

     d. The Consultant agrees that any shares purchased pursuant to the exercise of the option, in whole or part, shall be subject to a lock-up restriction against the resale of such shares prior to September 30, 1998. No shares purchased shall be eligible for resale during the restrictive period.

         5.       Relationship.

     Consultant shall be an independent contractor and not an employee of the Corporation. The Corporation shall not be responsible to reimburse the
Consultant for any fees, costs or expenses incurred in the performance of his consulting services except as set forth in Paragraph 7. This Agreement shall not be construed to create between the Corporation and Consultant the relationship of principal, employer and employee, joint venturers, copartners or any other similar relationship, the existence of which is hereby expressly denied by the Corporation and the Consultant. Consultant is not an agent for the Corporation, except as described herein and the Corporation is not an agent for the Consultant for any purpose whatsoever; and each such party has no right or authority to assume or create any obligations, express or implied, on behalf of or in the name of the other party.

         6.       Non-disclosure; Disclosure of Potential Conflicts.

                  a. The Consultant shall not, at any time during or after the termination of this agreement except when acting on behalf of and with the authorization of the Corporation, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Corporation's business, finances, proposed and current services and pricing, and any information relating to the Corporation's business (collectively referred to as the "Proprietary
Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to the Consultant or known by him as a consequence of his engagement by the Corporation as a consultant, whether or not pursuant to this Agreement, and not generally known in the industry, concerning the Corporation's Intellectual Property (as hereinafter defined), business, finances, methods, operations, marketing information, pricing and information relating to proposed expansion of the Corporation or the Corporation's business plans. The Consultant acknowledges that such Proprietary Information, as may exist from time to time, is valuable and unique assets of the Corporation, and that disclosure of any such information would cause substantial injury to the Corporation. The foregoing is intended to be confirmatory of the common laws of the states of California, and Delaware relating to trade secrets and confidential information. "Intellectual Property" means (a) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all re-issuances, continuations, continuations- in-part, revisions, extensions, and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (d) all mask works and all applications, registrations, and renewals in connection therewith, (e) all trade secrets and confidential business information (including ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals), (f) all computer software (including data and related documentation), (g) all other proprietary rights, and (h) all copies and tangible embodiments thereof (in whatever form or medium).

                  b. In the event that the Consultant desires to consult with or become engaged by any indirect or direct competitor of the Corporation, then the consultant shall give the Corporation 10 days prior written notice of such pending engagement and upon request of the Corporation return any and all materials supplied by the Corporation to the Consultant
together  with  any  copies   prepared  by  Consultant  or  distributed  by  the
Consultant,   except  as  may  be  specifically   exempted  in  writing  by  the
Corporation.

     7. Expenses. During the Term, Consultant shall be entitled to receive reimbursement for business expenses incurred by him (in accordance with the Corporation's policies and procedures from time to time adopted by the Board of Directors of the Corporation) in performing services hereunder, provided that Consultant properly accounts therefor in accordance with such policy and procedures and provided that such expenses have been specifically approved, in advance, in writing by the Corporation.

     8. Trading of the Corporation's Securities. Consultant represents that he shall comply with all federal, state and local securities laws and have prepared and filed with the appropriate agencies all required filings in a timely and efficient manner. Consultant further agrees to abide by the rules and regulations of the Parent annexed hereto as Appendix B.

     9. No Waiver. No delay or omission on the part of the Corporation in exercising any right hereunder shall operate as a waiver of such right or of any other right of the Corporation, nor shall any delay, omission or waiver on any one occasion be deemed a bar to or waiver of the same or any other right on any future occasion.

     10. Assignability. This agreement is not assignable by the Corporation without the prior written consent of the Consultant. This Agreement is not assignable by the Consultant without the express written consent of the Corporation. Notwithstanding the foregoing, this Agreement shall bind any successor or assign of either party.

     11. Entire Agreement. This Agreement sets forth the entire agreement between the parties with respect to the subject matter hereof, superseding all prior understandings and agreements whether written or oral. This Agreement may not be amended, revised or terminated except by a writing signed by both parties.

     12. Default. In the event that either party shall fail to conform to the terms of this Agreement, the other party shall reimburse the damaged party for any expenses, including reasonable attorney's fees, which may be incurred by such party in attempting to collect any obligation, or to enforce obligations under this Agreement.

     13. Governing Law, etc. This Agreement and all rights and obligations hereunder, including matters of construction, validity and performance, shall be governed by the laws of the State of Delaware applicable to contracts made and performed entirely within the State of Delaware without regard to conflicts of laws rules applied in the State of California.

     14. Notices. All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be personally delivered or sent by certified or registered mail postage and fees prepaid or by overnight courier, to the other party at the address mentioned in the preamble of this Agreement. Any party may designate a different address for the purpose of the service of notice hereunder by giving notice thereof in accordance with the provisions of this Paragraph 14.

     16. Captions. Captions herein have been inserted solely for convenience of reference and in no way define, limit or describe the scope or substance of any provision of this Agreement.

     17. Severability. The provisions of this Agreement are severable, and invalidity of any provision shall not affect the validity of any other provision unless the invalidity impairs materially the benefits of the contract to either party. In the even that any court of competent jurisdiction shall determine that any provision of this Agreement or the application thereof is unenforceable in whole or in part because of the duration and scope thereof, the parties hereto agree that said court in making such determination shall have the power to reduce the duration and scope of such provision to the extent necessary to make it enforceable, and that the Agreement in its reduced form shall be valid and enforceable to the full extent permitted by law.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

U.S. Wireless Corporation


By: /s/ Dr. Oliver Hilsenrath
        Dr. Oliver Hilsenrath
        Chief Executive Officer

        Spencer Corporation


         /s/ Spencer Corporation
         Spencer Corporation

                                  Exhibit 10.83

                    Consulting Agreement with Ryburn Limited

                              CONSULTING AGREEMENT

     Agreement dated as of the 1st day of January, 1997, by and between Ryburn Limited, a British Virgin Islands corporation, with administrative offices located at P.O. Box 316, Jardine House, 1 Wesley Street, St. Heiler, Jersey JE4 8UD Channel Islands (referred to herein as the "Consultant") and U.S. Wireless Corporation, a Delaware corporation, with its principal executive offices located at 2694 Bishop Drive, San Ramon California 94583 (the "Corporation").

                              W I T N E S S E T H :

     WHEREAS,  the  Corporation  engaged the  Consultant  as of June 30, 1996 to perform services for the Corporation in connection with structuring and providing the financing for the acquisition of Labyrinth Communication Technologies Group, Inc. and Mantra Technologies, Inc. (collectively the "Subsidiaries"); and

     WHEREAS, this agreement provides for the continuation of consulting services and puts into writing the terms and conditions as of June 30, 1996; and

     WHEREAS, the Consultant's commenced providing services to the Corporation on a priority basis, and whereby the Corporation desires to continue its engagement of Consultant; and

     WHEREAS,   Consultant's  services  include  making  introductions  for  the
Corporation, and its subsidiaries to facilitate relationships with potential customers and initiating strategic alliances; and

     WHEREAS, as compensation for the services rendered the Consultant has been granted an option, dated as of the date of its commencement of services to the Corporation, to purchase 1,000,000 shares of the Corporation's Common stock at $2.00 per share, exerciseable for a period of five years from the date hereof; and

     WHEREAS, the Corporation agrees to retain the Consultant and Consultant agrees to be retained by the Corporation under the terms and conditions set forth below.

         Based upon the foregoing, the parties agree as follows:

         1.       Appointment.

                  For the term of this Agreement, the Corporation hereby retains Consultant as an independent consultant and Consultant hereby accept such retention. The consulting arrangement referred to herein is on a non-exclusive basis subject to Paragraph 3.

2.       Term of Agreement.

                  The term of this Agreement shall commence as of the date first written above and shall remain in force for a period of three (3) years therefrom. This Agreement may be terminated by mutual consent of the Consultant and the Corporation.

         3.       Service.

                  During the Term hereof, Consultant shall render services in introducing the Subsidiaries to potential customer and facilitating relationships with such companies, initiating strategic alliances and joint ventures, as well as providing investment and business consulting and advisory services to the Corporation, inclusive of the location, evaluation, structuring and financing of business activities. Consultant shall provide these services to the Corporation and its Subsidiaries during the Term of this Agreement. It is specifically understood that Consultant is not required to expend any specific number of hours in connection with such services.

         4.       Compensation.

                  For services hereunder, the Corporation shall grant to Consultant an option to purchase shares of the Corporation's Common Stock, $.001 par value per share, at $2.00 per share, upon to the following conditions, which are subject to the terms and conditions of an option agreement, annexed hereto and made a part hereof as Appendix A:

     a. Consultant shall be granted an option to purchase up to an aggregate of 1,000,000 shares of the Corporation's common stock, which shall be vested and exercisable as of the date hereof.

     b. The options shall be exercisable for a period of five years from the date hereof. The options are not intended to qualify as incentive stock options.

     c. The options provided for herein are not transferable by Consultant and shall be exercisable only by Consultant, or by his legal representative or executor.

         5.       Relationship.

                  Consultant  shall  be an  independent  contractor  and  not an employee of the Corporation. The Corporation shall not be responsible to reimburse the Consultant for any fees, costs or expenses incurred in the performance of his consulting services except as set forth in Paragraph 7. This Agreement shall not be construed to create between the Corporation and Consultant the relationship of principal, employer and employee, joint venturers, copartners or any other similar relationship, the existence of which is hereby expressly denied by the Corporation and the Consultant. Consultant is not an agent for the Corporation, except as described herein and the Corporation is not an agent for the Consultant for any purpose whatsoever; and each such party has no right or authority to assume or create any obligations, express or implied, on behalf of or in the name of the other party.

         6.       Non-disclosure; Disclosure of Potential Conflicts.

                  a. The Consultant shall not, at any time during or after the termination of this agreement except when acting on behalf of and with the authorization of the Corporation, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Corporation's business, finances, proposed and current services and pricing, and any information relating to the Corporation's business (collectively referred to as the "Proprietary
Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to the Consultant or known by him as a consequence of his engagement by the Corporation as a consultant, whether or not pursuant to this Agreement, and not generally known in the industry, concerning the Corporation's Intellectual Property (as hereinafter defined), business, finances, methods, operations, marketing information, pricing and information relating to proposed expansion of the Corporation or the Corporation's business plans. The Consultant acknowledges that such Proprietary Information, as may exist from time to time, is valuable and unique assets of the Corporation, and that disclosure of any such information would cause substantial injury to the Corporation. The foregoing is intended to be confirmatory of the common laws of the states of California, and Delaware relating to trade secrets and confidential information. "Intellectual Property" means (a) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all re-issuances, continuations, continuations- in-part, revisions, extensions, and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (d) all mask works and all applications, registrations, and renewals in connection therewith, (e) all trade secrets and confidential business information (including ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals), (f) all computer software (including data and related documentation), (g) all other proprietary rights, and (h) all copies and tangible embodiments thereof (in whatever form or medium).

                  b. In the event that the Consultant desires to consult with or become engaged by any indirect or direct competitor of the Corporation, then the consultant shall give the Corporation 10 days prior written notice of such pending engagement and upon request of the Corporation return any and all materials supplied by the Corporation to the Consultant together with any copies prepared by Consultant or distributed by the Consultant, except as may be specifically exempted in writing by the Corporation.

     7. Expenses. During the Term, Consultant shall be entitled to receive reimbursement for business expenses incurred by him (in accordance with the Corporation's policies and procedures from time to time adopted by the Board of Directors of the Corporation) in performing services hereunder, provided that Consultant properly accounts therefor in accordance with such policy and procedures and provided that such expenses have been specifically approved, in advance, in writing by the Corporation.

     8. Trading of the Corporation's Securities. Consultant represents that he shall comply with all federal, state and local securities laws and have prepared and filed with the appropriate agencies all required filings in a timely and efficient manner. Consultant further agrees to abide by the rules and regulations of the Parent annexed hereto as Appendix B.

     9. No Waiver. No delay or omission on the part of the Corporation in exercising any right hereunder shall operate as a waiver of such right or of any other right of the Corporation, nor shall any delay, omission or waiver on any one occasion be deemed a bar to or waiver of the same or any other right on any future occasion.

     10. Assignability. This agreement is not assignable by the Corporation without the prior written consent of the Consultant. This Agreement is not assignable by the Consultant without the express written consent of the Corporation. Notwithstanding the foregoing, this Agreement shall bind any successor or assign of either party.

     11. Entire Agreement. This Agreement sets forth the entire agreement between the parties with respect to the subject matter hereof, superseding all prior understandings and agreements whether written or oral. This Agreement may not be amended, revised or terminated except by a writing signed by both parties.

     12. Default. In the event that either party shall fail to conform to the terms of this Agreement, the other party shall reimburse the damaged party for any expenses, including reasonable attorney's fees, which may be incurred by such party in attempting to collect any obligation, or to enforce obligations under this Agreement.

     13. Governing Law, etc. This Agreement and all rights and obligations hereunder, including matters of construction, validity and performance, shall be governed by the laws of the State of Delaware applicable to contracts made and performed entirely within the State of Delaware without regard to conflicts of laws rules applied in the State of California.

     14. Notices. All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be personally delivered or sent by certified or registered mail postage and fees prepaid or by overnight courier, to the other party at the address mentioned in the preamble of this Agreement. Any party may designate a different address for the purpose of the service of notice hereunder by giving notice thereof in accordance with the provisions of this Paragraph 14.

     16. Captions. Captions herein have been inserted solely for convenience of reference and in no way define, limit or describe the scope or substance of any provision of this Agreement.

     17. Severability. The provisions of this Agreement are severable, and invalidity of any provision shall not affect the validity of any other provision unless the invalidity impairs materially the benefits of the contract to either party. In the even that any court of competent jurisdiction shall determine that any provision of this Agreement or the application thereof is unenforceable in whole or in part because of the duration and scope thereof, the parties hereto agree that said court in making such determination shall have the power to reduce the duration and scope of such provision to the extent necessary to make it enforceable, and that the Agreement in its reduced form shall be valid and enforceable to the full extent permitted by law.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

U.S. Wireless Corporation


By:  /s/ Dr. Oliver Hilsenrath
     Dr. Oliver Hilsenrath
     Chief Executive Officer

Ryburn Limited


By: /s/ Ryburn Limited
Ryburn Limited

                                  Exhibit 10.84

                   Consulting Agreement with Crossgar Limited

                              CONSULTING AGREEMENT

                  Agreement dated as of the 1st day of January, 1997, by and between Crossgar Limited, a British Virgin Islands corporation, with administrative offices located at P.O. Box 316, Jardine House, 1 Wesley Street, St. Heiler, Jersey JE4 8UD Channel Islands (referred to herein as the "Consultant") and U.S. Wireless Corporation, a Delaware corporation, with its principal executive offices located at 2694 Bishop Drive, San Ramon California 94583 (the "Corporation").

                              W I T N E S S E T H :

     WHEREAS,  the  Corporation  engaged the  Consultant  as of June 30, 1996 to perform services for the Corporation in connection with structuring and providing the financing for the acquisition of Labyrinth Communication Technologies Group, Inc. and Mantra Technologies, Inc. (collectively the "Subsidiaries"); and

     WHEREAS, this agreement provides for the continuation of consulting services and puts into writing the terms and conditions as of June 30, 1996; and

     WHEREAS, the Consultant's commenced providing services to the Corporation on a priority basis, and whereby the Corporation desires to continue its engagement of Consultant; and

     WHEREAS,   Consultant's  services  include  making  introductions  for  the
Corporation, and its subsidiaries to facilitate relationships with potential customers and initiating strategic alliances; and

     WHEREAS, as compensation for the services rendered the Consultant has been granted an option, dated as of the date of its commencement of services to the Corporation, to purchase 200,000 shares of the Corporation's Common stock at $2.00 per share, exerciseable for a period of five years from the date hereof; and

     WHEREAS, the Corporation agrees to retain the Consultant and Consultant agrees to be retained by the Corporation under the terms and conditions set forth below.

         Based upon the foregoing, the parties agree as follows:

1.       Appointment.

                  For the term of this Agreement, the Corporation hereby retains Consultant as an independent consultant and Consultant hereby accept such retention. The consulting arrangement referred to herein is on a non-exclusive basis subject to Paragraph 3.

         2.       Term of Agreement.

                  The term of this Agreement shall commence as of the date first written above and shall remain in force for a period of three (3) years therefrom. This Agreement may be terminated by mutual consent of the Consultant and the Corporation.

         3.       Service.

                  During the Term hereof, Consultant shall render services in introducing the Subsidiaries to potential customer and facilitating relationships with such companies, initiating strategic alliances and joint ventures, as well as providing investment and business consulting and advisory services to the Corporation, inclusive of the location, evaluation, structuring and financing of business activities. Consultant shall provide these services to the Corporation and its Subsidiaries during the Term of this Agreement. It is specifically understood that Consultant is not required to expend any specific number of hours in connection with such services.

         4.       Compensation.

                  For services hereunder, the Corporation shall grant to Consultant an option to purchase shares of the Corporation's Common Stock, $.001 par value per share, at $2.00 per share, upon to the following conditions, which are subject to the terms and conditions of an option agreement, annexed hereto and made a part hereof as Appendix A:

     a. Consultant shall be granted an option to purchase up to an aggregate of 200,000 shares of the Corporation's common stock, which shall be vested and exercisable as of the date hereof.

     b. The options shall be exercisable for a period of five years from the date hereof. The options are not intended to qualify as incentive stock options.

     c. The options provided for herein are not transferable by Consultant and shall be exercisable only by Consultant, or by his legal representative or executor.

         5.       Relationship.

     Consultant shall be an independent contractor and not an employee of the Corporation. The Corporation shall not be responsible to reimburse the Consultant for any fees, costs or expenses incurred in the performance of his consulting services except as set forth in Paragraph 7. This Agreement shall not be construed to create between the Corporation and Consultant the relationship of principal, employer and employee, joint venturers, copartners or any other similar relationship, the existence of which is hereby expressly denied by the Corporation and the Consultant. Consultant is not an agent for the Corporation, except as described herein and the Corporation is not an agent for the Consultant for any purpose whatsoever; and each such party has no right or authority to assume or create any obligations, express or implied, on behalf of or in the name of the other party.

         6.       Non-disclosure; Disclosure of Potential Conflicts.

                  a. The Consultant shall not, at any time during or after the termination of this agreement except when acting on behalf of and with the authorization of the Corporation, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Corporation's business, finances, proposed and current services and pricing, and any information relating to the Corporation's business (collectively referred to as the "Proprietary
Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to the Consultant or known by him as a consequence of his engagement by the Corporation as a consultant, whether or not pursuant to this Agreement, and not generally known in the industry, concerning the Corporation's Intellectual Property (as hereinafter defined), business, finances, methods, operations, marketing information, pricing and information relating to proposed expansion of the Corporation or the Corporation's business plans. The Consultant acknowledges that such Proprietary Information, as may exist from time to time, is valuable and unique assets of the Corporation, and that disclosure of any such information would cause substantial injury to the Corporation. The foregoing is intended to be confirmatory of the common laws of the states of California, and Delaware relating to trade secrets and confidential information. "Intellectual Property" means (a) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all re-issuances, continuations, continuations- in-part, revisions, extensions, and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (d) all mask works and all applications, registrations, and renewals in connection therewith, (e) all trade secrets and confidential business information (including ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals), (f) all computer software (including data and related documentation), (g) all other proprietary rights, and (h) all copies and tangible embodiments thereof (in whatever form or medium).

                  b. In the event that the Consultant desires to consult with or become engaged by any indirect or direct competitor of the Corporation, then the consultant shall give the Corporation 10 days prior written notice of such pending engagement and upon request of the Corporation return any and all materials supplied by the Corporation to the Consultant together with any copies prepared by Consultant or distributed by the Consultant, except as may be specifically exempted in writing by the Corporation.

     7. Expenses. During the Term, Consultant shall be entitled to receive reimbursement for business expenses incurred by him (in accordance with the Corporation's policies and procedures from time to time adopted by the Board of Directors of the Corporation) in performing services hereunder, provided that Consultant properly accounts therefor in accordance with such policy and procedures and provided that such expenses have been specifically approved, in advance, in writing by the Corporation.

     8. Trading of the Corporation's Securities. Consultant represents that he shall comply with all federal, state and local securities laws and have prepared and filed with the appropriate agencies all required filings in a timely and efficient manner. Consultant further agrees to abide by the rules and regulations of the Parent annexed hereto as Appendix B.

     9. No Waiver. No delay or omission on the part of the Corporation in exercising any right hereunder shall operate as a waiver of such right or of any other right of the Corporation, nor shall any delay, omission or waiver on any one occasion be deemed a bar to or waiver of the same or any other right on any future occasion.

     10. Assignability. This agreement is not assignable by the Corporation without the prior written consent of the Consultant. This Agreement is not assignable by the Consultant without the express written consent of the Corporation. Notwithstanding the foregoing, this Agreement shall bind any successor or assign of either party.

     11. Entire Agreement. This Agreement sets forth the entire agreement between the parties with respect to the subject matter hereof, superseding all prior understandings and agreements whether written or oral. This Agreement may not be amended, revised or terminated except by a writing signed by both parties.

     12. Default. In the event that either party shall fail to conform to the terms of this Agreement, the other party shall reimburse the damaged party for any expenses, including reasonable attorney's fees, which may be incurred by such party in attempting to collect any obligation, or to enforce obligations under this Agreement.

     13. Governing Law, etc. This Agreement and all rights and obligations hereunder, including matters of construction, validity and performance, shall be governed by the laws of the State of Delaware applicable to contracts made and performed entirely within the State of

Delaware without regard to conflicts of laws rules applied in the State of California.

     14. Notices. All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be personally delivered or sent by certified or registered mail postage and fees prepaid or by overnight courier, to the other party at the address mentioned in the preamble of this Agreement. Any party may designate a different address for the purpose of the service of notice hereunder by giving notice thereof in accordance with the provisions of this Paragraph 14.

     15. Captions. Captions herein have been inserted solely for convenience of reference and in no way define, limit or describe the scope or substance of any provision of this Agreement.

     16. Severability. The provisions of this Agreement are severable, and invalidity of any provision shall not affect the validity of any other provision unless the invalidity impairs materially the benefits of the contract to either party. In the even that any court of competent jurisdiction shall determine that any provision of this Agreement or the application thereof is unenforceable in whole or in part because of the duration and scope thereof, the parties hereto agree that said court in making such determination shall have the power to reduce the duration and scope of such provision to the extent necessary to make it enforceable, and that the Agreement in its reduced form shall be valid and enforceable to the full extent permitted by law.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

U.S. Wireless Corporation


By: /s/ Dr. Oliver Hilsenrath
Dr. Oliver Hilsenrath
Chief Executive Officer

Crossgar Limited


By: /s/ Crossgar Limited
Crossgar Limited

                                  Exhibit 10.85

             Consulting Agreement with Pelican Investments Limited.

                         FINANCIAL CONSULTING AGREEMENT

         AGREEMENT dated as of October 1, 1996 by and between Labyrinth Communications Technologies Group, Inc., a Delaware corporation, with a principal business office at 2694 Bishop Drive, San Ramon, CA 94583 (the "Company") and Pelican Securities & Investments, Ltd. with a principal business office at Top Tower, 50 Dizengoff Street, Tel Aviv, 64332, Israel (the "Consultant").

                                   WITNESSETH

     WHEREAS, the Company desires to engage the services of the Consultant so as to benefit from its knowledge and skill to consult with and advise the Company concerning investments in the securities markets, financial transactions and other management issues and the Consultant desires to render such services;

     NOW, THEREFORE, the parties hereto, desiring legally to be bound, hereby agree as follows:

     1. Engagement. The Company hereby engages the Consultant pursuant to the terms and conditions of this Agreement effective as of the date hereof, to consult with and advise the Company with respect to investments in the securities markets and financial transactions, including, without limitation, the identification of and negotiations with other businesses for the purpose of entering into joint ventures or strategic alliances, analysis of relevant markets and sectors and their future development and directions, the performance of due diligence investigations on potential investment vehicles, assistance with marketing efforts and negotiations, the identification of and negotiations with potential investors in the Company and such other issues as further agreed to by the parties from time to time. The Consultant hereby accepts such engagement upon such terms and conditions.

     2. Term. The term of the Consultant's engagement pursuant to Section 1 hereof shall commence on the date hereof and shall continue for 10 months thereafter.

     3. Extent of Services.

     3.1 Extent of Services. The Company hereby acknowledges that the Consultant is a professional consulting business. As such, the Consultant shall devote such time and attention to the consulting services to be performed by it hereunder as shall, in the Consultant's discretion, be necessary to fulfill its obligations to the Company, but the parties agree the Consultant shall not be required to devote its full time and attention to such activities.

     3.2 Delegation to Affiliates. The Company hereby acknowledges that in performing its obligations pursuant to this Agreement, the Consultant at its discretion will delegate all or part of such performance to Pelican Consulting USA, Inc., a New York corporation, which is the Consultant's wholly owned subsidiary.

     4. Participation in Investments. It is expressly understood and agreed by the parties that the Company may accept or reject, in its sole and absolute discretion, any or all actions proposed by the Consultant without any obligation or liability to the Consultant or any other person, firm or entity with respect thereto. The Company expressly understands and agrees that it bears all risk of gain or loss resulting from services rendered by the Consultant pursuant to this Agreement.

     5. Compensation and Other Expenses.

     5.1 Compensation. As full compensation for all services to be rendered by the Consultant pursuant to this Agreement and for the covenants and agreements of the Consultant contained herein, the Company shall pay the Consultant $10,000 per month. Such compensation shall be paid if full within 10 days of the first day of each month.

     5.2 Expenses. All Expenses incurred by the Consultant in the performance of its obligations hereunder shall be borne by the Consultant except only those for which the Company specifically agrees by separate written instrument to reimburse the Consultant, and then only as specified in such instrument.

     6. Relationship of the Parties. The Consultant's relationships to the Company pursuant to this Agreement shall be that of an independent consultant and contractor, and not as an employee or agent. The Consultant may not make any commitments for, or bind or purport to bind or represent, the Company or any of its affiliates in any manner either as its employee, agent or in any other capacity. Except as expressly stated herein, the Consultant is not entitled to any compensation, benefit or right in respect of its relationship with the Affiliates (or any of the them) or otherwise.

     7. Miscellaneous.

     7.1 Notices. Any and all notices, consents, claims, requests or other communications required or permitted to be given under any of the provisions of this Agreement shall be in writing and shall be deemed to have been duly given on the earlier of the date (I) actually received and acknowledged or (ii) three days after mailing by certified or registered mail , return receipt requested, postage prepaid, and addressed as follows (or to such other address as any party may specify by notice to all other parties given as aforesaid):

     1 If to the Consultant to it at:

     Top Tower 50 Dizengoff Street Tel Aviv 64332, Israel Attn: Mr. Haim Haruvi

     1 If to the Company, to it at:

     2694  Bishop  Drive,  Suite  213 San  Ramon,  CA  94583  Attn:  Dr.  Oliver
Hilsenrath

     7.2 Confidentiality. In consideration of, among other things, the compensation to be paid to the Consultant hereunder, the Consultant, its subsidiaries and affiliates, shall not, at any time during or following expiration or termination of this Agreement, directly or indirectly disclose or furnish to any person not entitled to receive the same for the immediate benefit of the Company or its affiliates any trade secrets or confidential information including, without limitation, information as to the business methods, operations and affairs of the Company or its affiliates, the names, addresses or requirements of any of its customers and suppliers, or the credit and other terms extended by and to the Company or its affiliates.

     7.3. Merger; Amendments. All prior understandings and agreements of the parties and their affiliates relating to the subject matter hereof have been merged into this Agreement. This Agreement may not be modified, amended or terminated except by a written agreement specifically referring to this Agreement signed by all of the parties hereto.

     7.4 No Waiver. No waiver by the Company of any breach by the Consultant or any provision or condition of this Agreement by it to be performed shall be reconsidered valid unless in writing and signed by the party giving such waiver, and no such waiver shall be deemed a waiver of any contemporaneous or subsequent breach of the same or similar nature.

     7.5 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the corporate party hereto, its successors and assigns, and the individual party hereto and its heirs and personal representatives. Subject to Section ____ of this Agreement, a party may not assign its rights or obligations hereunder.

     7.6 Third Parties. Nothing contained in this Agreement shall create any rights in or be deemed to have been executed for the benefit of any person, firm or corporation that is not a party hereto.

     7.7 Severability. Any provision of this Agreement that may be prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions thereof. Any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by law, the parties hereby waive any provision of law that renders any provision of this Agreement prohibited or unenforceable in any respect. In addition, in the event of any such prohibition or unenforceability, the parties agree that it is their intention and agreement that any such provision which is held or determined to be prohibited or unenforceable, as written, in any jurisdiction shall nonetheless by in force and binding to the fullest extent permitted by the law of such jurisdiction as though such provision had been written in such a manner and to such an extent as to be enforceable therein under the circumstances.

     7.8 Captions. Captions used herein are for the purpose of convenience only and shall not affect the interpretation or construction of this Agreement.

     7.9 Further Assurances. Each party hereto shall cooperate, shall take further action and shall execute and deliver such further documents as may be reasonably requested by any other party in order to carry out the provisions and purposes of this Agreement.

     7.10  Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

     7.11 Governing Law. This Agreement and all amendments thereof shall be governed by and construed and enforced by the courts of the State of New York in accordance with the laws of the State of New York applicable to contracts made and to be performed therein without giving effect to the principles of conflict of laws thereof.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.


                                          Pelican Securities & Investments, Ltd.


                                                 By:____________________________
                                                                           Name:
                                                                          Title:

                               Labyrinth Communications Technologies Group, Inc.


                                                 By:____________________________
                                                                           Name:
                                                                          Title:

                                  Exhibit 21.01

                        List of all Company Subsidiaries



1. Labyrinth Communication Technologies Group, Inc.

2. Mantra Technologies, Inc.