Form 10QSB
period 1997-06-30
U S WIRELESS CORP
filed 1997-08-14
CIK 912083

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

                  For the quarterly period ended June 30, 1997
         --------------------------------------------------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     Common stock, par value $.01 per share: 7,325,245 shares outstanding as of June 30, 1997.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                      Page
PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Consolidated condensed balance sheets as of June 30, 1997
              (unaudited) and March 31, 1997 (audited)                                                   3

              Consolidated condensed statements of operations (unaudited) for
              the three and six months ended June 30, 1997 and 1996                                                4

              Consolidated condensed statements of cash flows (unaudited) for
              the six months ended June 30, 1997 and 1996                                                5

              Notes to consolidated condensed financial statements                                       6


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSES OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              8


PART II.          OTHER INFORMATION                                                                     10


              Signatures                                                                                11


                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                     As of June 30, 1997 and March 31, 1997



                                                                                     June 30,        March 31,
                                                                                     1997            1997
                                                                                     (Unaudited)     Note 1

                                     ASSETS

Current Assets:
 Cash and cash equivalents .......................................................   $  4,521,628    $  5,328,781
 Other current assets ............................................................          3,500           3,500
                                                                                     ------------    ------------
         Total current assets ....................................................      4,575,128       5,332,281

Equipment, improvements and fixtures, net
 of accumulated depreciation and amortization ....................................        431,897         281,211

Excess of cost over basis of net assets acquired,
 net of accumulated amortization .................................................      2,112,500       2,150,000

Other assets .....................................................................          4,667           4,667
                                                                                     ------------    ------------
         Total assets ............................................................   $  7,074,192    $  7,768,159
                                                                                     ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses ...........................................   $     40,162    $    140,550
 Obligations under capital leases, current .......................................         25,238          25,238
                                                                                     ------------    ------------
         Total current liabilities ...............................................         65,400         165,788
                                                                                     ------------    ------------

 Obligations under capital leases, noncurrent ....................................         39,118          45,427
                                                                                     ------------    ------------

         Total liabilities .......................................................        104,518         211,215
                                                                                     ------------    ------------

Minority interest in subsidiaries ................................................      1,564,825       1,529,534
                                                                                     ------------    ------------

Stockholders' equity:
 Common stock,$.01 par value, 40,000,000 shares
   authorized; issued and outstanding at June 30, 1997,
   7,325,245 shares; at March 31, 1997, 10,031,250 shares ........................         73,253         100,312
 Additional paid-in capital ......................................................     19,539,143      20,493,262
 Unearned compensation ...........................................................     (1,148,798)     (1,277,918)
 Stock subscription receivable ...................................................           --        (1,569,483)
 Accumulated deficit .............................................................    (13,058,749)    (11,718,763)
                                                                                     ------------    ------------
         Total stockholders' equity ..............................................      5,404,849       6,027,410
                                                                                     ------------    ------------
         Total liabilities and stockholders' equity ..............................   $  7,074,192    $  7,768,159
                                                                                     ============    ============




      See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

           For the Three Months Ended June 30, 1997 and June 30, 1996
                                   (Unaudited)

                                                         June 30,       June 30,
                                                         1997           1996

Net sales ............................................   $      --      $ 3,184,903
                                                         -----------    -----------

Costs and expenses:
 Cost of sales .......................................          --        2,151,718
 Operating expenses ..................................       781,381      1,853,800
 Interest expense and financing costs ................          --          179,174
                                                         -----------    -----------

         Total costs and expenses ....................       781,381      4,184,692
                                                         -----------    -----------

Loss before minority interest and
cumulative effect of a change in
accounting principle and other income ................      (781,381)      (999,789)

Other income:
 Interest income .....................................        64,994           --

Minority interest in net income (loss) of subsidiaries       (12,825)       274,409
                                                         -----------    -----------

Loss before cumulative effect of a change
in accounting principle ..............................      (729,212)      (725,380)

Cumulative effect of change in accounting
principle ............................................          --         (459,435)
                                                         -----------    -----------

Net loss .............................................   $  (729,212)   $(1,184,815)
                                                         ===========    ===========

Loss per common equivalent share:

Loss before cumulative effect of a change in
accounting principle .................................        $(. 10      $ (. 38 )

Cumulative effect of a change in accounting
principle ............................................          --          (. 24 )
                                                         -----------    -----------

Net loss .............................................   $      (.10)      $(. 62 )
                                                         ===========    ===========

Weighted average number of common
shares outstanding ...................................     7,325,245      1,929,330
                                                         ===========    ===========


      See accompanying notes to consolidated condensed financial statements

                    U.S WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                Three Months Ended
                                                              June 30,       June 30,
                                                              1997           1996
                                                              ------------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ..................................................   $  (729,212)   $(1,184,815)
Adjustments to reconcile net loss to cash (used)
   provided for operating activities:
  Cumulative effect of a change in accounting
   principle ..............................................          --          459,435
  Depreciation ............................................        36,205        149,265
  Amortization of excess of cost over net
   assets acquired ........................................        37,500          6,542
  Minority interest in net losses of subsidiaries .........        35,291       (274,409)
  Amortization of unearned compensation ...................       129,120           --
  Issuance of common stock for compensation and
   financing costs ........................................          --           16,000

Increase (Decrease) from changes in assets and liabilities:
         Accounts receivable ..............................          --           14,183
         Merchandise inventories ..........................          --       (1,259,686)
         Other current assets .............................          --           79,142
         Deposits .........................................          --           (2,000)
         Accounts payable and accrued expenses ............      (100,388)     1,142,691
         Deferred rent liability ..........................          --          (20,823)
                                                              -----------    -----------

         Net cash (used) provided for operating activities       (591,484)      (874,475)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment, improvements and fixtures .....      (186,891)       (86,907)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of stockholder advances ......................          --            6,250
  Payments on capital Lease obligations ...................        (6,309)          --
  Borrowing on line of credit .............................          --          853,769
  Proceeds from issuance of preferred stock ...............          --          334,000
  Proceeds from affiliates ................................          --           12,500
  Return of common stock ..................................       (22,469)          --
  Redemption of preferred stock ...........................          --          (87,680)
                                                              -----------    -----------
         Net cash (used) provided by financing activities .       (28,778)     1,118,839
                                                              -----------    -----------

NET INCREASE(DECREASE) IN CASH ............................      (807,153)       157,457
  Cash, beginning of period ...............................     5,328,781         75,181
                                                              -----------    -----------
  Cash, end of period .....................................   $ 4,521,628    $   232,638
                                                              ===========    ===========

Supplemental disclosure of cash flow information:
   Interest paid ..........................................   $      --      $    91,838
   Taxes paid .............................................   $     4,800    $       800


      See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1-           BASIS OF PRESENTATION:

                  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the three months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997, as filed with the Securities and Exchange Commission.

NOTE 2-           ORGANIZATION:

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

NOTE 3-           EQUIPMENT, IMPROVEMENTS AND FIXTURES:

     Equipment, improvements and fixtures at June 30, 1997 and March 31, 1997 consisted of the following:

                                                  June 30,       March 31,
                                                  1997           1997

Equipment                                         $ 442,941      $ 256,050
Furniture and fixtures                            43,642         43,642
                                                  --------       -------
                                                  486,583        299,692
Less: accumulated depreciation and amortization   ( 54,686)      ( 18,481)
                                                  ----------     ----------

                                                  $ 431,897      $ 281,211
                                                  ==========     =========

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4-           STOCK OPTIONS:

         During the year ended March 31, 1997, the Company issued Common Stock options to its employees and to various consultants performing services for the Company. The options granted to employees vest over three years, expire five years from the date of the grant and have exercise prices ranging from $2 to $5 per share. Substantially all of the options granted to consultants vest immediately, expire five years from the date of grant and have exercise prices ranging from $2 to $4 per share.

         At June 30, 1997, there remained 4,191,500 options outstanding of which, 1,550,000 options were exercisable.

     The difference between the exercise price and the fair market value of the options issued to employees on the dates of grant were accounted for as unearned compensation and amortized to expense over the related vesting period. During the fiscal year ended March 31, 1997, $1,549,453 of unearned compensation was recorded, of which $271,535 was amortized to expense. During the three months ended June 30, 1997, $129,120 of unearned compensation was amortized to expense. The remaining unamortized balance of unearned compensation at June 30, 1997 was $1,148,798 as reflected in the accompanying balance sheet.


NOTE 5-           STOCKHOLDERS' EQUITY:

         In April 1997, the Company and an unaffiliated company agreed to rescind an agreement whereby that company had acquired 3,106,005 shares of the Company's Common Stock in exchange for common shares of a third company that were held by the Company. As a result, 2,706,005 shares of common stock were returned to the Company and the shares of the third company were returned to the rescinding party. This transaction was consummated in May 1997.


NOTE 6-           RELATED PARTY TRANSACTIONS:

                  Employment and Consulting Agreements

         In April 1997, the Company amended the five year employment agreement it had entered into with its President. The agreement as amended, provides for an annual salary of $160,000 and annual increases of 15% per annum. Upon the execution of the original agreement, the President was granted an option to purchase 1,500,000 shares of the Company's Common Stock at $2.00 per share. No such options were exercised as of June 30, 1997. The agreement provides for a two year non-compete period upon the termination of the President's employment and provides for severance compensation in the amount of three times the aggregate annual compensation paid to the President during the preceding calendar year.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


GENERAL:

     The Company was originally organized in February 1993. Historically, through August 15, 1996, the Company's results of operations have related primarily to the Company's former majority owned subsidiary, Play Co. Toys & Entertainment Corp. (PCT). With the acquisition of 51% of the common stock of each of Labyrinth Communications Technologies Group, Inc. (Labyrinth) and Mantra Technologies, Inc. (Mantra) as of July 31, 1996, the Company has changes its business focus from that of a holding company for retail operations to that of a holding company for research and development in the technology industry, in particular, that related to wireless communication and InterNet and data base interface technology.

     Therefore, the results of operations for the three month period ending June 30, 1996 that the Company maintained its investment in PCT, until its spin-off effective August 15, 1996, are not directly comparable to the full three month period ended June 30, 1997.

RESULTS OF OPERATIONS:

Three Months Ended June 30, 1997 as compared to the Three Months Ended June 30, 1996:

     The Company had no reportable sales during the three months ended June 30, 1997, as the Company has changed its business focus from that of a holding company for the retail operations of PCT, referred to above, to that of a holding company for research and development.

     The Company did report consolidated operating expenses of $781,381 during the three months ended June 30, 1997 which consisted primarily of compensation and administrative expenses and the purchase of testing equipment and component parts for the building of RadioCameras inherent in the start up of operations in its new operating venue.

RESEARCH AND DEVELOPMENT-FUTURE OPERATIONS

     Labyrinth anticipates that the research and development and testing stages of its planned products will continue for approximately six to twelve months. Therefore, Labyrinth does not anticipate receiving any revenues from operations for between six to twelve months. The funds raised by Labyrinth through private placement and its sale of the 51% to the Company will be used for general corporate purposes including salaries, fees and expenses, as well as for developing prototypes and, eventually, the initial marketing of its planned products.

     Likewise, Mantra is also in the development stage and working on the further development and testing of a software package that operates in the background of the personal computer to access InterNet data and other databases, which correlates to the users' personality/profile and business objectives; which service shall be designed to optimize search time and use on the InterNet
 . Mantra is currently developing and testing a prototype.

         LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company reported working capital of $4,459,728. At June 30, 1997, the Company had $4,521,628 in business checking and money market accounts. The Company believes that its available cash as of June 30, 1997 will be sufficient to fund its operating needs through the balance of the fiscal year.

Trends Affecting Liquidity, Capital Resources and Operations

     As the nature of the Company's operations have shifted to development stage operations, management is currently not aware of any trends that may affect its liquidity, capital resources and operations.

     The Company's future operations however, could be adversely affected if the Company's timetable for the development, marketing and manufacturing of its products exceeds the available capital resources. The primary initial expenses of the new operations will include the salaries of some of its officers, who comprise the research and development team and the purchase of equipment and component parts. The Company anticipates needing additional financing in order to commence production, marketing and sales activities. The Company anticipates that its limited resources, in addition to its anticipated continued research, development and testing shall be sufficient for approximately 24 months, though it may cause significant strain on the Company's management, technical, financial and other resources.

Inflation and Seasonality

         Inflation and seasonality are currently not expected to have a material effect on the Company's liquidity, capital resources and operating activities.

PART II -         OTHER INFORMATION

ITEM 1 -          Legal Proceedings: None

ITEM 2. -         Changes in Securities: None

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


                            U.S. Wireless Corporation
                                  (Registrant)


August 12,1997                                     By: /s/ Dr. Oliver Hilsenrath
Date                                                       Dr. Oliver Hilsenrath
                                                         Chief Executive Officer