Form 10KSB/A
period 1997-03-31
U S WIRELESS CORP
filed 1997-08-28
CIK 912083

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A-1

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


         The Company had ^no revenues from operations during the fiscal year ended March 31, 1997.


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

Industry Overview


         In June 1996, the Federal Communications Commission adopted a report and order establishing certain performance goals and timetables requiring wireless service providers to be able to identify each caller's phone number and physical location for the purpose of providing emergency services. See "Government Regulations." This initiative, requiring service providers to obtain location finding capabilities for 911 emergency services, has caused a number of companies to dedicate research funding to solving the problem of developing a location technology. As the industry attempts to solve this problem, management believes that the industry ^ will contemplate additional uses for location finding technology, as a means to increase revenues by offering additional value added services to the wireless communications industry. The ^ Company has knowledge of a number of companies competing to develop mobile location finding technologies ^ for network-based applications, which apply mathematical algorithms to RF signals. In addition, the Company is aware of other companies which are seeking to build dedicated networks using different frequencies than those of the current cellular standards and in the alternative satellite tracking. There can be no assurances that the Company is familiar with all companies developing technology to provide location finding capabilities, nor can it give assurances that new entries in to the marketplace or alternate technologies will not be developed.
See "Competition."

         To the Company's knowledge the following are the current different method formats of measurements being developed which use existing radio frequency ("RF") signals to locate a caller, ^which include the following:


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


         A major problem in urban environments is multipath signals. Multipath occurs when multiple RF signals bounce off buildings and other solid objects, resulting in the receipt of several different signals at the cell site from a single caller. As there is rarely a line of sight from the user to the cell site, in urban environments, reflected RF signals are beneficial in delivering the call but can be detrimental to finding the user's location. Therefore, the Company believes that, TDOA or AOA techniques typically experience difficulties in pinpointing the location of the caller in urban environments, as there are many conflicting angles and times for the RF signals received at the cell sites.

         Other current technical solutions ^ the Company is familiar with can locate the caller at the start of a call. These technologies cannot track the caller if the caller moves from the original position after the time the call was placed. These types of technical deficiencies do not provide the information necessary for both 911 emergency services and for commercial location applications. It is important for any location technology to be able to continually track the user's location while a call is in progress.


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


         The Company is currently in the process of completing the research, development, and initial testing of the RadioCamera prototype. Though the Company does not presently have any contracts for the sale of RadioCameras, simultaneously with its testing, it is marketing the RadioCamera and developing distribution alternatives with potential strategic partners on how to commence the rollout and operation of the RadioCamera. Notwithstanding the successful completion of the testing of the RadioCamera, the rollout the RadioCamera will be contingent on its ability to coordinate the implementation of the RadioCamera with the service pro viders operations. See "Marketing and Distribution". The Company's management believes that the Company will be able to rollout the RadioCamera during fiscal 1998. To this end the Company is (i) completing the design, construction, and testing of a second prototype of the RadioCamera, which prototype will be used as a platform for mass production of the commercial units; (ii) preparing the RadioCamera for testing in active base station and independent sites; (iii) engaging in marketing and developing relationships and strategic alliances with companies in the wireless industry for the anticipated rollout of the RadioCamera and the formation of an operating company to offer geolocation services; and (iv) developing a plan for manufacturing the RadioCamera in anticipation of its rollout.

     The Company currently believes that its has the funds necessary to continue it operations for the next 24 months enabling it to complete its testing and commence its initial production. The Company does not anticipate having revenues from operations for approximately 12 months.


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

Marketing and Distribution


         The Company plans to distribute the RadioCamera through sales (i) directly to service providers; (ii) to companies offering or planning to offer geo-location services; (iii) to OEM infrastructure manufacturers; and (iv) to engineering firms developing and constructing base stations. Through its testing process, the Company is developing strategic alliances and consummating relationships with various companies referred to in items (i) - (iv) above. In the alternative the Company may seek to operate the RadioCameras, either as installed in existing cellular base stations or through the development of its own network. The Company believes that by eliminating the technology risk associated ^, through its testing process, there will develop a market for the location finding technology produced by the RadioCamera, though no assurances can be given.

         In addition to sales of the RadioCamera, the Company anticipates entering into strategic alliances and/or joint venture agreements to offer geo-location services to the wireless communications industry. These services will include 911 emergency, 411 information, wireless network management, geographically sensitive billing, and in the future, advanced network management and more advanced network applications. The Company can provide such services by
(i) accessing the location information produced by the RadioCameras; (ii) transporting the information through a communications system to a hub for coordination and integration of the information with other systems (i.e. mapping system and informational service systems like 411 and 911); and (iii) transporting and selling the information to (a) public safety answering points ("PSAP") with respect to 911 emergency services, (b) service providers,

(c) geo-location service companies, and (d) end users. The additional functions described above would require joint efforts between the Company and current providers of such services or the development of each by the Company. The Company is currently undertaking the process of developing relationships with the cellular service providers and the companies which provide (i) the transportation of information (ii) mapping and information service and (iii) access to the PSAP's.


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

The available products that target this market can be divided into three categories:

     1. "Push Technology" - allows a person to state his field(s) of interest or specific items of interest, and later actively sends the user updates about resources to use or directly sends the desired information to the user.

     2. "Multiple Search Engine Submission" - allows a user to form a fairly simple query, submit this query to multiple search engines, and filter the results.

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


         There can be no assurance that patents will be issued pursuant to these filings or that any particular aspect of the Company's technology will not be found to infringe on the products or technologies of other companies or that other companies will not infringe on the patents or technologies of the Company. Dr. Hilsenrath and all employees of the Company have agreed in writing to assign any and all rights, title and interest to patentable products produced by the Company. All employees prior to the commencing of their employment are required to execute non disclosure and confidentiality agreements, which include representations that all technology developed during the course of their employment is owned solely by the Company and that they agree to execute assignments for all patents filed


         The Company relies on common law trademarks for use of "RadioCamera," "MindStep," and "Infodam." The Company has filed intent to use applications to register these trademarks in the United States. The Company has one year from the filing date to file trademark applications showing use of the trademarks. There can be no assurance that such trademarks will be registered, or that if registered, they will adequately be protected against infringement.

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

Results of Operations:

Year Ended March 31, 1997 as Compared to the Year Ended March 31, 1996


         Through March 31, 1997 , the Company^ recorded no revenues from the operations of Labyrinth and Mantra. ^ The Company recorded retail sales from Playco of^ $21,230,853 ^ for the year ended March 31, 1996. The decrease in sales is reflective of the August 1996 spin-off of the Company's majority ownership in ^Playco. ^

         Costs and expenses totaled $2,756,576 for the year ended March 31, 1997 as compared to total costs and expenses of $25,321,474 for the year ended March 31, 1996. As with sales, the overall decrease in costs and expenses is primarily due to the ^ divestiture of ^the majority ownership of Playco. For the year ended March 31, 1997, the Company ^and its current majority owned subsidiaries, Labyrinth and Mantra, had Operating Expenses which totaled $1,542,193.

For the year ended March 31, 1997, compensation expense associated with the issuance of 2,641,500 Common Stock options to employees and 1,550,000 ^ common stock options to consultants totaled $731,535. In addition, Labyrinth recorded compensation expense of $620,000 in connection with the issuance of 151,000 shares of its common stock to its officers and key employees.


         The Company recorded $106,542 of amortization of the excess of cost over basis of the net assets acquired, $100,000 of which was recorded as a result of the Labyrinth acquisition in July 1996, for the year ended March 31, 1997. Such amortization is included in operating expenses.


         For the year ended March 31, 1997, the Company had interest income of $137,152 as compared to $18,417 for the year ended March 31, 1996. The increase in interest income is the result of (i) higher cash balances resulting from the Company's and Labyrinth's July 1996 private placement of 600,000 shares and 79,000 shares of Common Stock, respectively, which resulted in net proceeds of $1,458,000 and $948,000, respectively, and (ii) the exercise of 3,250,000 options to purchase Common Stock between July and December 1996 which resulted in additional capital of $3,992,483 being contributed to the Company. ^The ^Company had no interest expense for the year ended March 31, 1997 ^compared to $535,158 for the year ended March 31, 1996 ^. The decrease is a result of the spin-off of Playco which incurred interest on its obligations with a finance company.


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


         During the year ended March 31, 1997, the Company recorded an aggregate loss from discontinued operations of $1,010,312. Such amount represents losses from the operations of Playco prior to the spin-off date of August 15, 1996 and is comprised of net sales of $5,024,338, costs and expenses of $6,170,999, interest expense of $238,171 and a reduction of the loss from the minority interest in Playco's net losses of $374,520.


         As a result of the above, the Company recorded a net loss of $4,203,857, or $0.56 per share, for the year ended March 31, 1997 compared to a net loss of $2,876,733, or $4.02 per share, for the year ended March 31, 1996.

Research and Development - Future Operations


         During the year ended March 31, 1997, the Company incurred research and development expenses of approximately $410,000. The Company expects that the research and development stage of both Labyrinth's and Mantra's planned products will continue for approximately twelve months while testing of the planned products may require an additional six to twelve months. Thus, the Company does not expect Labyrinth or Mantra to earn any significant revenues from operations for at least eighteen months. As such, management estimates research and development expenditures for the year ending March 31, 1998 will approximate $610,000. Research and development activities, as well as operating and marketing expenses, are expected to be financed with funds raised through Labyrinth's private placement and Labyrinth's and Mantra's sale^ of 51% of each of its outstanding common stock to the Company.


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


     Regina Gindin has been a Director of the Company since August 1996. Since August 1994, Ms. Gindin has been an independent consultant for RBG Associates, a consulting firm which provides management consulting services for strategic business planning. From 1993 to August 1994, Ms. Gindin was the Senior Vice President of Strategic Management and Corporate Communications for Conner Peripherals, Inc. ("Conner"), computer peripheral manufacturer. Prior thereto, from 1992 to 1993, Ms. Gindin was the acting Chief Financial Officer of such corporation and prior to that, from 1988 to 1992, she was the Vice President of Strategic Planning and Corporate Communications. Ms. Gindin received her MBA in Business Administration from the Wharton School of Finance, University of Pennsylvania. She is a Director of The American Jewish World Service. Ms. Gindin is also an advisor to the marketing department of the Wharton School of Finance. See "--Employment and Consulting Agreements."


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

     (5) In August 1996, the Company granted Mr. Klarman the option to purchase 150,000 shares of the Company's Common Stock at an exercise price of $2.00 per share subject to a vesting schedule. See "Employment and Consulting Agreements."

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


         ^In July 1996 the Company entered into 3 year consulting agreements with Ryburn Limited and Crossgar Limited, to render services in introducing the Company to potential customers and facilitating relationships with such companies in the United States and Middle East, initiating strategic alliances and joint ventures, as well as providing investment and business consulting and advisory services to the Corporation, inclusive of the location, evaluation, structuring and financing of business activities. The only compensation for the services rendered by the consultants are the five year options granted by the Company to purchase 1,000,000 and 200,000 shares of Common Stock at $2.00 per share, to each of Ryburn Limited and Crossgar Limited, respectively.

         In December 1996, the Company entered into a 3 year consulting agreement with Dennis Francis, Vice-president of Vanguard Cellular Financial Corp., to provide technical assistance in the development of the Company's products. Mr. Francis received a five year option to purchase 50,000 shares of Common Stock at $4.00 per share.

         In January 1997, the Company entered into a 2 year consulting agreement with Young Associates Limited, with Lord David Young as its principal, to render services introducing the Corporation to owners of Beta sites, facilitating relationships with potential customers and initiating strategic alliances. The only compensation for the services rendered by Young Associates Limited is the of a five year option to purchase 100,000 shares of Common Stock at $2.00 per share, vesting at the rate of 1/4 (25,000 shares) per the expiration of every 6 month period commencing July 1, 1997, until fully vested. In addition, in the event that the Company enters into a transaction with a company introduced to it by Young Associates Limited, it is due a finders fee subject to a Lehman formula.

         In January 1997, the Company entered into a 3 year consulting agreement with Spencer Corporation, to render services in Europe to facilitate relationships with potential customers and initiating strategic alliances and to provide investment and business consulting and advisory services to the Corporation, inclusive of the location, evaluation, structuring and financing of business activities. The only compensation for the services rendered by the consultant is a five year option to purchase 100,000 share of Common Stock at $2.50 per share.

         In June 1997, the Company entered into a two year consulting agreement with Gerard Klauer Mattison & Co., Inc. ("GKM"), an investment banking firm, for services in facilitating relationships with potential customers and strategic partners and for initiating, evaluating, recommending and providing strategic analysis with respect to financing alternatives. As compensation for the services, the Company granted to GKM options to purchase 100,000 shares of the Company's Common Stock at $4.25 per share, subject to a vesting schedule of 1/2 of the shares underlying the option vesting upon issuance and 1/2 of the shares vesting six months from issuance. The option shall be for a term of five years commencing on the date of issuance. In addition, in the event that the Company enters into a transaction with a company introduced to it by GKM, GKM is due a finders fee subject to a Lehman formula.

         On August 12, 1997, the Company entered into a 2 year consulting agreement with DAEHO Merchandising Inc., Seoul, Korea, whereby DAEHO was retained to perform consulting services including (i) introducing, initiating and engaging in the process of facilitating relationships with potential customers and strategic partners and (ii) initiating and coordinating a manufacturing effort for the RadioCamera in Asia. As compensation for the services rendered DAEHO would receive a commission, in cash or kind, based on any consummated transactions as referred to in (i) above and 3% of the actual price paid by the Company for the manufacture of each RadioCamera purchased by the Company in accordance with (ii) above.

         On August 12, 1997 the Company entered into a 2 year consulting agreement with Regina Gindin, a member of the Company's board of directors, pursuant to which Ms. Gindin was retained to perform consulting services including (i) introducing and facilitating relationships with potential customers and strategic partners and (ii) providing investment and business consulting and advisory services related to corporate finance and other financial services matters. The Company agreed to pay 2% of the gross proceeds of any financing of $10,000,0000 and $20,000,000 , which fees are payable over a 12 month period from the transaction date (s). Additionally, Ms. Gindin shall receive three year options to purchase an aggregate of 150,000 shares of Common Stock, exerciseable subject to a vesting schedule, at the market price on the date(s) of consummation of said offering(s), of each of the consummation of a $10,000,000 and $20,000,000 capital funding. Upon the consummation of transactions between Mantra and a strategic partner, facilitated by Ms. Gindin, of up to four strategic partner, she shall receive 2.5 shares of Mantra for each strategic partnership.


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

-------------------------------------------------------------------------------------------------------------

Name and  Address                                Amount and                  % of outstanding]
of Beneficial Owner                              Nature of                   shares owned
                                                 Beneficial
                                                 Ownership
-------------------------------------------------------------------------------------------------------------
Dr. Oliver Hilsenrath
c/o U.S. Wireless Corp.                                  3,750,000(1)                           42.2%
2694 Bishop Drive, Suite 213
San Ramon, CA 94583
-------------------------------------------------------------------------------------------------------------
United Textiles & Toys
Corporation                                                 378,758                              5.1%
448 West 16th Street
New York, New York 10011

-------------------------------------------------------------------------------------------------------------
David Tamir (2)
c/o U.S. Wireless Corp.                                         --                       --
2694 Bishop Drive, Suite 213
San Ramon, CA 94583
-------------------------------------------------------------------------------------------------------------
Regina Gindin (2)
c/o U.S. Wireless Corp.
2694 Bishop Drive, Suite 213                                    --                       --
San Ramon, CA 94583
-------------------------------------------------------------------------------------------------------------
Galit Capital Limited (3)
Tortola, British Virgin Islands                         1,071,880                               14.5%
-------------------------------------------------------------------------------------------------------------
Amir Overseas Capital Limited(3)
Tortola, British Virgin Islands                            750,000                              10.1%
-------------------------------------------------------------------------------------------------------------
ZOE Arbel Trust (3)
Tortola, British Virgin Islands                            500,000                                6.8%

-------------------------------------------------------------------------------------------------------------
Officers and Directors as a group
(4 persons) (1) - (2)                                   3,750,000                               42.2%
-------------------------------------------------------------------------------------------------------------

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

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K


         All exhibits to this amended Form 10-KSB, except those designated with an asterisk (**) which are filed herewith, previously have been filed with the Commission in connection with (i) the Company's Registration Statement on Form SB-2, dated March 28, 1994, under file No. 33-68306-NY; or (ii) Form 8-K, dated July 11, 1996, pursuant to 17 C.F.R. Section 230.411, and are incorporated by reference herein. The exhibits designated with an (*) were filed with the initial filing of this Form 10-KSB for the year ended March 31, 1997.


2.1               -        Stock Purchase Agreement Among the Company, Labyrinth Communications
                           Technologies Group, Inc., and the stockholders of Labyrinth Communications
                           Technologies Group, Inc., dated July 10, 1996 (incorporated by reference to the indicated exhibit in the Company's Form 8-K dated July 11, 1996).
2.2               -        Stock Purchase Agreement Among the Company, Mantra Technologies, Inc., and
                           the  stockholders of Mantra Technologies, Inc., dated July 10, 1996 (incorporated by reference to the indicated exhibit in the Company's Form 8-K dated July 11,
                           1996).
3.1               -        Certificate of Incorporation of the Company filed February 12, 1993.  (incorporated by reference to the indicated exhibit in the Company's SB-2 Registration Statement File No. 33-
                           68306-NY )
3.2               -        Amended and Restated Certificate of Incorporation of the Company filed on August 25,
                           1993. (incorporated by reference to the indicated exhibit in the Company's SB-2 Registration
                           Statement File No. 33-68306-NY)
3.4               -        By-Laws of the Company. (incorporated by reference to the indicated exhibit in the
                           Company's SB-2 Registration Statement File No. 33-68306-NY)
3.5               -        Specimen Common Stock Certificate.
4.7               -        Form of Option from Stockholders of Mantra Technologies, Inc., dated July 10, 1996
                           (incorporated by reference to the indicated exhibit in the Company's Form 8-K dated July 11,
                           1996).
10.41             -        The 1993 Stock Option Plan  (incorporated by reference to the indicated exhibit in the
                           Company's SB-2 Registration Statement File No. 33-68306-NY)
10.74             -        Form  of  Employment  Agreement  with  Dr.  Oliver
                           Hilsenrath   (incorporated   by   reference   to  the
                           indicated  exhibit  in the  Company's  Form 8-K dated
                           July 11, 1996).
10.75             -        Form of Stockholders Agreement for Labyrinth (incorporated by reference to the indicated exhibit in the Company's Form 8-K dated July 11, 1996).
10.76*            -        S & S Engineering agreement.
10.77*            -        Amended Employment Agreement with Dr. Oliver Hilsenrath.
10.78*            -        Employment Agreement with David Klarman
10.79*            -        Employment Agreement with Dr. Mati Wax.
10.80*            -        Consulting Agreement with Young Associates.
10.81*            -        Consulting Agreement with Dennis Frances.
10.82*            -        Consulting Agreement with Spencer Corporation.
10.83*            -        Consulting Agreement with Ryburn Limited.
10.84*            -        Consulting Agreement with Crossgar Limited.
10.85*            -        Consulting Agreement with Pelican Investments Limited.


10.86**           -        Consulting Agreement with DAEHO Merchandising, Inc.
10.87**           -        Consulting Agreement with Regina Gindin.
21.01             -        List of all Company Subsidiaries.

27.01             -        Financial Data Schedule.

                                  SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of August, 1997.



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




\s\ Dr. Oliver Hilsenrath                                    Chief Executive Officer                         August 22, 1997
Dr. Oliver Hilsenrath                                        President and Director                          Dated

\s\ David Tamir                                              Director                                        August 22, 1997

David Tamir                                                                                                  Dated


\s\ Regina Gindin                                            Director                                        August 22, 1997

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


Newport Beach, CA


     May 30, 1997, except for the last sentence of Note 6.a) which is as of June 16, 1997

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1997





                                     ASSETS

Current assets

     Cash and cash equivalents ..................................     $5,328,781

     Other current assets .......................................          3,500

         Total current assets ...................................      5,332,281

Equipment, improvements and fixtures, net .......................        281,211

Excess of costs over basis of net assets acquired, net of

     accumulated amortization of $100,000 .......................      2,150,000

Other assets ....................................................          4,667

         Total assets ...........................................     $7,768,159

                                                                      ==========
          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable and accrued expenses .....................   $    140,550

     Obligations under capital leases, current .................         25,238

         Total current liabilities .............................        165,788

Obligations under capital leases, noncurrent ...................         45,427

         Total liabilities .....................................        211,215

Minority interest in subsidiaries ..............................      1,529,534

Commitments (Notes 8 and 9)

Stockholders' equity

     Common Stock, $.01 par value, 40,000,000 shares authorized,
         10,031,250 shares issued and outstanding ..............        100,312

     Additional paid-in capital ................................     20,493,262

     Unearned compensation .....................................     (1,277,918)

     Stock subscription receivable .............................     (1,569,483)

     Accumulated deficit .......................................    (11,718,763)

         Total stockholders' equity ............................      6,027,410

         Total liabilities and stockholders' equity ............   $  7,768,159
                                                                   ============

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                                                      1997           1996
                                                                      -------------  ----------

Net sales ........................................................    $^             21,230,853

Cost and expenses

     Cost of sales ...............................................     ^ --           15,132,895

     Operating expenses ..........................................     ^1,542,193      9,518,238

     Stock and stock options issued as compensation ..............     1,351,535        153,600

     Interest (income) expense and financing fees, net of interest
         income of $18,417 in 1996 ...............................       137,152        516,741

         Total costs and expenses ................................     2,756,576     25,321,474

Loss before minority interest in net losses of subsidiaries,


      income tax (expense) benefit ^, discontinued operations ....           ^              ^


^ and cumulative effect of a change in accounting principle ......    (2,756,576)    (4,090,621)

Minority interest in net losses of subsidiaries ..................        22,466      1,213,888

Loss before income tax (expense) benefit,
     discontinued operations and cumulative
     effect of a change in accounting principle ..................    (2,734,110)    (2,876,733)


Income tax (expense) benefit .....................................          --             --

Loss before ^discontinued operations and ^
cumulative effect of a change in
     accounting principle ........................................    (2,734,110)    (2,876,733)

Discontinued operations (Note 2)

     Loss from operations of Playco prior to spin-off ............      (625,269)          --

     Loss on disposal of Playco ..................................      (385,043)          --

         Total discontinued operations ...........................    (1,010,312)          --

Loss before cumulative effect of a change in accounting
     principle ...................................................    (3,744,422)    (2,876,733)

Cumulative effect of a change in accounting principle ............      (459,435)          --

Net loss                                                           $    (4,203,857)   $(2,876,733)



          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                                                                   1997                1996
                                                                                ---------------    ----------
Loss per common equivalent share

     Loss before ^discontinued operations and cumulative effect


     ^ of a change in accounting principle .....................................   $(0.37)          $(3.47)

     Discontinued operations ...................................................    (0.13)         --

     Cumulative effect of a change in accounting principle .....................    (0.06)         --
                                                                                -------------    -------------

     Net loss per common equivalent share ......................................   $(0.56)          $(3.47)
                                                                                  =============    =============

Weighted average number of common shares outstanding ...........................       7,443,419          828,891
                                                                                   =============    =============
Pro forma amounts assuming the new minority
     interest accounting method is applied retroactively

     Net loss .................................................................. $    (3,744,422)$     (3,336,168)
                                                                               =============    =============
     Net loss per common equivalent share ......................................   $  (0.50)$          (4.02)
                                                                                   =============    =============

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996



                                                        Additional                    Stock                            Total
                                 Common Stock           Paid-in        Unearned       Subscription   Accumulated       Stockholders'
                              Shares        Amount      Capital        Compensation   Receivable     Deficit           Equity

Balances at April 1, 1995     753,995       $ 7,540     $ 5,774,590    $ -            $ -            $ (3,874,126)       $ 1,908,004

Sale of common shares         56,250         562            273,938      -              -                -                   274,500

Issuance of shares as
consideration for services
provided to the Company       15,000         150            153,450      -              -                -                   153,600

Issuance of shares in
connection with exercise
of special warrant            68,750         688            549,312      -              -                -                   550,000

Net loss for the year ended
March 31, 1996                -              -              -            -              -                (2,876,733)     (2,876,733)

Balances at March 31, 1996    893,995        8,940          6,751,290    -              -                (6,750,859)          9,371

Spin-off of Playco as
dividend                      -              -              -            -              -                (731,964)         (731,964)

Cancellation of stock
subscription receivable
and accrued interest          (68,750)       (688)          (549,312)    -              -                (32,083)          (582,083)

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

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996



                Increase (Decrease) in Cash and Cash Equivalents

                                                                      1997           1996
Cash flows from operating activities

     Net loss .....................................................   $(4,203,857)   $(2,876,733)

     Adjustments to reconcile net loss to net cash used for operating activities:

         Cumulative effect of a change in accounting principle ....       459,435           --

         Depreciation and amortization ............................       242,382        487,594

         Amortization of excess of cost over net assets acquired ..       106,542         78,508

         Minority interest in net losses of subsidiaries ..........      (396,986)    (1,213,888)

         Issuance of Common Stock for
           compensation and services ..............................       620,000        153,600

         Issuance of Common Stock options for compensation
           and services ...........................................       731,535           --

         Write-down of stock subscription receivable ..............       230,517           --

         Increase (decrease) from change in assets and liabilities, net of the effects of spin-off of subsidiary:

           Accounts receivable ....................................      (165,207)       586,824

           Merchandise inventories ................................    (1,743,239)     1,673,284

           Other current assets ...................................       174,810         73,738

           Deposits and other assets ..............................        (4,667)        33,387

           Accounts payable and accrued expenses ..................     1,632,146       (402,693)

           Deferred rent liability ................................       (20,823)        57,717
                                                                      -----------    -----------

                  Net cash used for operating activities ..........    (2,337,412)    (1,348,662)
                                                                      -----------    -----------
Cash flows from investing activities

     Equipment, improvements and fixtures acquired ................      (388,220)      (340,311)
                                                                      -----------    -----------

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


                                                                                          1997        1996
                                                                                          ----------  ---------
Cash flows from financing activities

     Payments on capital lease obligation ......................................          --          (42,045)

     Borrowings under bank lines of credit .....................................          --        1,092,361

     Repayments under bank lines of credit .....................................          --       (3,466,852)

     Borrowings under financing agreement ......................................     1,465,859      5,637,392

     Repayments under financing agreement ......................................          --       (2,234,367)

     Payment of financing fees .................................................          --         (199,455)

     Repayment to stockholders .................................................      (381,430)      (217,723)

     Proceeds from affiliates ..................................................          --          701,472

     Payment of accrued dividends on subsidiary's
       redeemable preferred stock ..............................................          --          (18,982)

     Redemption of subsidiary's Series B redeemable preferred
       stock from Common Stock .................................................          --         (163,157)

     Proceeds from issuance of Common Stock ....................................     6,398,483        274,500

     Proceeds from issuance of preferred stock (Playco) ........................       584,000           --

     Redemption of Series B redeemable preferred stock (Playco) ................       (87,680)          --
                                                                                 -----------    -----------
                  Net cash provided by financing activities ....................     7,979,232      1,363,144
                                                                                   -----------    -----------
Net increase (decrease) in cash ................................................     5,253,600       (325,829)

Cash and cash equivalents at beginning of year .................................        75,181        401,010
                                                                                   -----------    -----------
Cash and cash equivalents at end of year .......................................   $ 5,328,781    $    75,181
                                                                                   ===========    ===========

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                                                                   1997           1996

Supplemental disclosure of cash flow information:

     Interest paid .............................................................   $   166,453    $   464,832

     Income taxes paid .........................................................   $      --      $    15,821

Schedule of non-cash financing activities:

As  discussed  in Note 1, the  Company  spun-off  its shares of Playco in August
1996. This non-cash event had the following effects on the Company's financial statements:

     Decrease in accounts receivable ...........................................   $   286,793

     Decrease in merchandise inventories .......................................     8,002,320

     Decrease in other current assets ..........................................       152,801

     Decrease in equipment, improvements and fixtures, net .....................     1,793,833

     Decrease in deferred financing costs ......................................       393,699

     Decrease in deposits and other assets .....................................        57,285

     Decrease in accounts payable and accrued expenses .........................    (4,683,291)

     Decrease in notes payable .................................................    (4,868,884)

     Decrease in deferred rent liability .......................................      (177,112)

     Decrease in minority interest .............................................       358,520

     Decrease in preferred stock ...............................................      (584,000)

     Net equity of Playco ......................................................      (731,964)

     As discussed in Note 1, in connection with the Company's acquisition of a 51% interest in Labyrinth Communications Technologies Group, Inc., the Company issued 2,250,000 shares of Common Stock

     As discussed in Note 9, the Company exchanged 3,106,005 shares of its Common Stock for 400,000 shares of Multimedia Concepts International, Inc.'s
Common Stock. Subsequent to March 31, 1997, the Company negotiated the return of
2,706,006 shares of its Common Stock in exchange for the return of the 400,000 shares of Multimedia Concepts International, Inc. Common Stock. In connection these transactions, the Company recorded a stock subscription receivable in the amount of $1,569,483 and a current year expense of $230,517

     During the year ended March 31, 1997, the Company issued options to purchase an aggregate of 2,641,500 shares of Common Stock to employees. In connection with these issuances, the Company recorded compensation expense of $271,535 and unearned compensation of $1,277,918

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

Schedule of non-cash financing activities (continued):

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)       Consolidated financial statements

                  The consolidated financial statements for the year ended March 31, 1997, include the accounts of the Company, Labyrinth, Mantra, and Playco through the spin-off date of August 15, 1996. The consolidated financial statements for the year ended March 31, 1996 include the accounts of the Company and Playco. All significant intercompany balances and transactions have been eliminated in consolidation.

                  For the year ended March 31, 1997, the Company recorded a loss from operations of Playco prior to spin-off as discontinued operations in the amount of $1,010,312. Such amount resulted from revenues of $5,024,338, costs and expenses of $6,170,999, interest expense of $238,171 and minority interest in the net ^ losses of Playco of $374,520 through the August 15, 1996 spin-off date. The Company has recorded no revenues from the operations of Labyrinth and Mantra through March 31, 1997.


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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


         f)       Accounting for employee stock options


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

         g)       Software development costs

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

4.       EQUIPMENT, IMPROVEMENTS AND FIXTURES, NET

         Equipment, improvements and fixtures, net, at March 31, 1997 and 1996 consisted of the following:

                                               1997         1996

Furniture, fixtures and equipment ......   $   299,692    $ 2,918,621

Leasehold improvements .................          --          542,785

Computerized inventory management system          --          484,074

Signs ..................................          --          265,959

Vehicles ...............................          --          104,912

                                               299,692      4,316,351

Less accumulated depreciation
and amortization .......................       (18,481)    (2,457,813)
                                           $   281,211    $ 1,858,538


         Equipment, improvements and fixtures include equipment under capital leases of $70,665 and no accumulated amortization as of March 31, 1997.

          See accompanying notes to consolidated financial statements.

 5.      INCOME TAXES

         The reconciliation of income taxes computed at the federal statutory tax rate to income tax expense at the effective income tax rate is as follows:

                                                1997       1996
                                              ------     ------
Federal statutory income tax (benefit) rate      (34.0)%    (34.0)%

Increases (decreases) resulting from:

     Non-deductible expenses ..............        6.7        2.0

     Net change in valuation allowance ....       27.3       32.0
                                              ------     ------

Effective income tax benefit rate .........   -%         - %

         The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities as of March 31, 1997 and 1996 are as follows:

                                                1997           1996

Inventories .................................   $      --      $   (57,883)

AMT tax credits .............................          --          (23,260)

Accrued expenses ............................          --          (17,816)

Valuation allowance .........................          --           98,959

Current portion of deferred tax liabilities .   $      --      $      --
                                                ===========    ===========

Depreciation and amortization ...............   $    15,639    $   246,185

Net operating loss carryforwards ............    (1,192,326)    (1,958,123)

Deferred rent liability .....................          --          (79,447)

Unearned compensation .......................      (542,479)          --

Valuation allowance .........................     1,719,166      1,791,385
                                                -----------    -----------

Long-term portion of deferred tax liabilities   $      --      $      --
                                                ===========    ===========

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

Options outstanding, beginning of period         --

Granted ................................    7,441,500

Canceled ...............................         --

Exercised ..............................   (3,250,000)

Options outstanding, end of period .....    4,191,500

Options exercisable, end of period .....    1,550,000

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


8.       COMMITMENTS

         a)       Operating lease

                  The Company leases office facilities in San Ramon, California under a non-cancelable operating lease. The lease requires minimum monthly payments of $8,916 and expires in August 1999. At March 31, 1997, aggregate future minimum lease payments due under this lease are as follows:

                         Year ending
                         March 31,

                         1998           $106,987

                         1999           44,578
                                        --------



 Total minimum lease payments           $151,565
                                        ========

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


Year ending
March 31,

1998                                    $30,283

1999                                    30,283

2000                                    25,235

                                        85,801

Less amounts representing interest      (15,136)

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


 .

                                  Exhibit 10.86



               Consulting Agreement with DAEHO Merchandising, Inc.

                                                                 August 12, 1997



Mr. S.C. Chon

DAEHO Merchandising Inc.

Rm 1004 Keo Yang Bldg. 51-8

Susong Dong, Chongro-Ku Seoul


Dear Mr. Chon:


Dear Mr. Chon:

                  This letter agreement confirms the understanding by the parties hereto, U.S. Wireless Corporation, (the "Company") and DAEHO Merchandising, Inc. ("DAEHO") pursuant to which the Company retains DAEHO to act as a consultant to the Company under the terms and conditions set forth below.

     1. In connection with the engagement hereunder, the Company hereby retains DAEHO to perform consulting services including (i) introducing, initiating and engaging in the process of facilitating relationships with potential customers and strategic partners and (ii) initiating and coordinating a manufacturing effort for the RadioCamera in Asia, by coordinating (a) the component manufacturing (b) assembly and (c) testing, wherby, the Company would receive a final product.

     2. As compensation for the services described in paragraph 1(i) above, the Company shall provide the following:

                  a. In the event that the Company consummates a transaction as described in subparagraph 1 (i) above, initiated and facilitated by DAEHO, the Company shall pay to DAEHO a fee equal 4% of the amount of the total consideration paid in such transaction up to $1,000,000, 3% of the second $1,000,000, 2% of the third $1,000,000, 1% of any consideration over $4,000,000.
Such fee shall be paid in cash or kind as may be negotiated between the parties, subject to the closing of the transaction to which it relates, and shall only be payable to such portion, if less than whole, of the transaction which has been completed. In the event that the transaction relates to the sale of RadioCameras or the operation of a joint venture company which provides geo-location services, the fee shall be based on the net profit of the sales for the first 12 month period of the transaction.

                  b. In the event that the Company consummates a transaction as described in subparagraph 1(ii) above, initiated, facilitated and coordinated by DAEHO, the Company shall pay to DAEHO a fee equal to 3% of the actual price paid by the Company for the manufacture of each RadioCamera purchased by the Company.

     3. Pursuant to the terms of a non-disclosure and confidentiality agreement to be executed and delivered in tandem to this agreement, DAEHO will hold in confidence any confidential information which the Company provides to DAEHO. DAEHO shall be an independent contractor and not an employee of the Company. This Agreement shall not be construed to create between the Company and DAEHO a relationship of principal, employer and employee, joint ventures, co-partners or any other similar relationship, the existence of which is hereby expressly denied by the Company and DAEHO. DAEHO is not an agent for the Company, except as described herein and the Company is not an agent for DAEHO for any purpose whatsoever; and each such party has no right or authority to assume or create any obligations, express or implied, on behalf or in the name of the other party.

     4. DAEHO shall not during the term of this agreement enter into or engage in any business which is a direct competitor of the Company, unless:

                  a. Prior to DAEHO consulting with or becoming engaged by any direct or indirect competitor of the Company, she gives the Company 10 days prior written notice of such pending engagement and upon request of the Company returns any and all materials supplied by the Company to DAEHO together with any copies prepared by DAEHO or distributed by DAEHO, except as may be specifically exempted in writing by the Company; and

                  b. Without  prejudice to its obligations  under  sub-paragraph
(a) above, if DAEHO at any time has an interest in, or conflict of duty in relation to, any transaction or matter which is the subject of services provided to the Company, DAEHO agrees to notify the Company prior to such interest or conflict arising.

     5. This Agreement may not be transferred, assigned or delegated by DAEHO without the prior written consent of the Company.

     6. This Agreement is for a term of twenty-four (24) months and may be terminated by either party upon notice to the other party. In the event that the Company consummates a transaction as described in subparagraphs 1(i) and (ii), within 12 months immediately following the termination of this Agreement, with any party or entity introduced by DAEHO to the Company, the Company shall pay to DAEHO the compensation with respect to such transaction, calculated in accordance with such paragraph.

     7. Any notices hereunder shall be sent to the Company and to DAEHO at their respective addresses set forth above. Any notice shall be given by certified mail, return receipt requested, postage prepaid, and shall be deemed to have been given when deposited in the United States mail. Either party may designate any other address to which notice shall be given, by giving written notice to the other of such change of address in the manner herein provided.

     8. This Agreement has been made in the State of California and shall be construed and governed in accordance with the laws of the state of California without giving effect to principles governing conflicts of law.

     9. This Agreement contains the entire agreement between the parties, may not be altered or modified, except in writing and signed by the party to be charged DAEHO thereby, and supersedes any and all previous agreements between the parties relating to the subject matter hereof.

     10. This  Agreement  shall be binding  upon the parties  hereto,  and their
respective  heirs,  legal   representatives,   administrators,   successors  and
permitted assigns.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written,

                                                               Very truly yours,



                                                       U.S. Wireless Corporation





                                               By: _____________________________
                                                           Dr. Oliver Hilsenrath
                                                         Chief Executive Officer





ACCEPTED AND AGREED TO AS OF
THE DATE FIRST ABOVE WRITTEN







Mr. S.C. Chon, DAEHO Merchandising, Inc.

                                  Exhibit 10.87



                     Consulting Agreement with Regina Gindin

                                                                 August 12, 1997



Ms. Regina Gindin
2000 Broadway
Suite 401
San Francisco, CA 94115

Dear Ms. Gindin:


     This letter agreement confirms the understanding by the parties hereto, U.S. Wireless Corporation, (the "Company"), Mantra Technologies, Inc. ("Mantra"), and Ms. Regina Gindin pursuant to which the Company retains Ms. Regina Gindin to act as a consultant to the Company under the terms and conditions set forth below.

     2. In connection with the engagement hereunder, the Company hereby retains Ms. Regina Gindin to perform consulting services including (i) introducing, initiating and engaging in the process of facilitating relationships with potential customers and strategic partners (ii) initiating, evaluating, recommending and providing strategic analysis with respect to financing and
(iii) providing investment and business consulting and advisory services related to corporate finance and other financial services matters. In furtherance of items (i) - (iii) above, Ms. Regina Gindin shall assist the Company in negotiating, advising and evaluating financing alternatives, with respect to the timing, structure and pricing of any transaction. In addition, Ms. Regina Gindin shall negotiate, advise and follow through consummation and implementation the facilitation of relationships with strategic partners.

     2. As compensation for the services described in paragraph 1 above, the Company shall provide the following:

     a. Upon the consummation of the raising of capital for the Company, introduced and facilitated by Ms. Regina Gindin shall receive $200,000 if at least $10,000,000 and $400,000 if at least $20,000,000 is raised. In the event that a financing or an acquisition transaction is consummated by Mantra, introduced and facilitated by Ms. Regina Gindin, Ms. Regina Gindin shall be entitle to receive 2% of the value of the transaction, in cash or kind depending on the transaction. For example, if the Company engages in an acquisition whereby there is an exchange of shares, of which Mantra receives shares valued at $5,000,000, Ms. Gindin would be entitled to receive shares valued at $100,000. These fees shall be paid pursuant to an ongoing consulting services agreement to be performed and paid over a 12 month period from the date(s) of consummation of the financing(s). In the event that any financing is consummated in segments over a period of time, the consulting arrangement shall be amended to adjust accordingly to the time period of the funding. The compensation provided herein may have to be adjusted, solely with respect to payment terms, so as to not violate or cause the compensation being received by any underwriter or placement agent, to be in excess of the compensation limitations of the National Association of Securities Dealers, Inc.'s rules and regulations.

     b. In addition to the compensation stated in (a) above, in the event the Company consummates an equity financing transactions, facilitated by Ms. Regina Gindin, the Company shall grant to Ms. Regina Gindin options to purchase an aggregate of 300,000 shares of the Company's Common Stock, exerciseable at the market price on the date(s) of consummation of said offering(s), whereby, Ms. Regina Gindin shall have the right to receive an option to purchase 150,000 shares on the consummation of each of (i) an offering(s) in which the aggregate gross proceeds is $10,000,000 and (ii) upon the consummation of an offering(s) in which the aggregate proceeds provides an additional $10,000,000 in capital funding. The options shall vest and become exerciseable over a 12 month period commencing with the consummation of the offering(s) and shall remain exerciseable for a period of three years from the date of grant.

     c. With respect to the consummation of transactions in accordance with subparagraph 1(i) above, for each strategic alliance consummated, with up to an aggregate of 4 non-affiliated companies, between Mantra and a strategic partner, Ms. Regina Gindin shall receive the following:

     (i) 1 share of Common Stock of Mantra which shall be issued on the date that a strategic partnership agreement, or similar agreement, is executed between Mantra and the strategic partner; and

     (ii) 1.5 shares of Common Stock of Mantra, upon receipt by the Company of revenues from the strategic partnership of $5,000,000.

     5. Pursuant to the terms of a non-disclosure and confidentiality agreement to be executed and delivered in tandem to this agreement, Ms. Regina Gindin will hold in confidence any confidential information which the Company provides to Ms. Regina Gindin. Ms. Regina Gindin shall be an independent contractor and not an employee of the Company. This Agreement shall not be construed to create between the Company and Ms. Regina Gindin a relationship of principal, employer and employee, joint ventures, co-partners or any other similar relationship, the existence of which is hereby expressly denied by the Company and Ms. Regina Gindin. Ms. Regina Gindin is not an agent for the Company, except as described herein and the Company is not an agent for Ms. Regina Gindin for any purpose whatsoever; and each such party has no right or authority to assume or create any obligations, express or implied, on behalf or in the name of the other party.

     6. Ms. Regina Gindin shall not during the term of this agreement enter into or engage in any business which is a direct competitor of the Company, unless:

     a. Prior to Ms. Regina Gindin consulting with or becoming engaged by any direct or indirect competitor of the Company, she gives the Company 10 days prior written notice of such pending engagement and upon request of the Company returns any and all materials supplied by the Company to Ms. Regina Gindin together with any copies prepared by Ms. Regina Gindin or distributed by Ms. Regina Gindin, except as may be specifically exempted in writing by the Company; and

     b. Without prejudice to its obligations under sub-paragraph (a) above, if Ms. Regina Gindin at any time has an interest in, or conflict of duty in relation to, any transaction or matter which is the subject of services provided to the Company, Ms. Regina Gindin agrees to notify the Company prior to such interest or conflict arising.

     7. This Agreement may not be transferred, assigned or delegated by Ms. Regina Gindin without the prior written consent of the Company.

     8. This Agreement is for a term of twenty-four (24) months and may be terminated by either party upon notice to the other party. In the event that the Company consummates a transaction as described in subparagraph 1 for which compensation is due as described in subparagraphs 2(b) and (c), within 12 months immediately following the termination of this Agreement, with any party or entity introduced by Ms. Regina Gindin to the Company, the Company shall pay to Ms. Regina Gindin the compensation with respect to such transaction, calculated in accordance with such paragraph.

     9. Any notices hereunder shall be sent to the Company and to Ms. Regina Gindin at their respective addresses set forth above. Any notice shall be given by certified mail, return receipt requested, postage prepaid, and shall be deemed to have been given when deposited in the United States mail. Either party may designate any other address to which notice shall be given, by giving written notice to the other of such change of address in the manner herein provided.

     10. This Agreement has been made in the State of California and shall be construed and governed in accordance with the laws of the state of California without giving effect to principles governing conflicts of law.

     11. This Agreement contains the entire agreement between the parties, may not be altered or modified, except in writing and signed by the party to be charged Ms. Regina Gindin thereby, and supersedes any and all previous agreements between the parties relating to the subject matter hereof.

     12. This  Agreement  shall be binding  upon the parties  hereto,  and their
respective  heirs,  legal   representatives,   administrators,   successors  and
permitted assigns.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written,



                                                               Very truly yours,



                                                       U.S. Wireless Corporation



                                               By: _____________________________
                                                           Dr. Oliver Hilsenrath
                                                         Chief Executive Officer



ACCEPTED AND AGREED TO AS OF
THE DATE FIRST ABOVE WRITTEN



--------------------------
Regina Gindin, an individual