Form 10QSB/A
period 1997-06-30
U S WIRELESS CORP
filed 1997-09-19
CIK 912083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20659
                                 FORM 10-QSB/A-1


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
(State or other jurisdiction of
incorporation or                           (I.R.S. Employer Identification No.)
organization)

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

                                TABLE OF CONTENTS


                                                                                 Page

PART I .......FINANCIAL INFORMATION

ITEM 1  ......FINANCIAL STATEMENTS
              Consolidated condensed balance sheets as of June 30, 1997
              (unaudited) and March 31, 1997 (audited) ......................    3

              Consolidated condensed statements of operations (unaudited) for
              the three and six months ended June 30, 1997 and 1996 .........    4

              Consolidated condensed statements of cash flows (unaudited) for
              the six months ended June 30, 1997 and 1996 ...................    5

              Notes to consolidated condensed financial statements ..........    6


ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSES OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................    8


PART II ......OTHER INFORMATION

              Signatures ....................................................   11



                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                     As of June 30, 1997 and March 31, 1997



                                                                                        June 30,       March 31,
                                                                                           1997        1997
                                                                                        (Unaudited)    Note 1

                                                             ASSETS

Current Assets:
 Cash and cash equivalents .......................................................   $  4,521,628    $  5,328,781
 Other current assets ............................................................          3,500           3,500
                                                                                     ------------    ------------
         Total current assets ....................................................      4,575,128       5,332,281

Equipment, improvements and fixtures, net
 of accumulated depreciation and amortization ....................................        431,897         281,211

                                                                                                     ^^^^^^^^^^^^


Other assets .....................................................................          4,667           4,667
                                                                                     ------------    ------------
         Total assets ............................................................     ^$4,$            5,618,157
                                                                                     ============    ============



                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses ...........................................   $     40,162    $    140,550
 Obligations under capital leases, current .......................................         25,238          25,238
                                                                                     ------------    ------------
         Total current liabilities ...............................................         65,400         165,788
                                                                                     ------------    ------------

 Obligations under capital leases, noncurrent ....................................         39,118          45,427
                                                                                     ------------    ------------

         Total liabilities .......................................................        104,518         211,215
                                                                                     ------------    ------------


Minority interest in subsidiaries ................................................     ^1,516,706       1,529,534


Stockholders' equity:
 Common stock,$.01 par value, 40,000,000 shares authorized; issued and outstanding at June 30, 1997,

   7,325,245 shares; at March 31, 1997, 10,031,250 shares ........................         73,253         100,312
 Additional paid-in capital ......................................................    ^18,950,838      20,493,262
 Unearned compensation ...........................................................     (1,148,798)     (1,277,918)
 Stock subscription receivable ...................................................           --        (1,569,483)
 Accumulated deficit .............................................................   ^(14,534,825)    (13,868,763)
                                                                                     ------------    ------------
         Total stockholders' equity ..............................................      3,340,468       5,618,159
                                                                                     ------------    ------------
         Total liabilities and stockholders' equity ..............................   ^$4,            $  3,877,410
                                                                                     ============    ============


      See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

           For the Three Months Ended June 30, 1997 and June 30, 1996
                                   (Unaudited)

                                                               June 30,                  June 30,
                                                               1997                      1996

Net sales ..................................................   $      --              $      --
                                                              -----------            -----------
Costs and expenses:
                                                                                     ^^^^^^^^^^^

Operating expenses .........................................      ^743,881                 16,428
                                                                                    ^^^^^^^^^^^
       Total costs and expenses ..........................       ^73,881                 16,428
Loss before ^other income, minority interest,
discontinued operations and cumulative effect of a change in
accounting principle ^ .....................................      (743,881)               (16,428)


Other income:
 Interest income ...........................................        64,994                   --


Minority interest in net ^ loss of subsidiaries ............        12,825                   --
                                                               -----------            -----------

Loss before ^discontinued operations and
cumulative effect of a change  in accounting principle .....      (666,062)               (16,428)

Discontinued operations ....................................          --                 (708,952)
                                                               -----------            -----------

Loss before cumulative effect
^of a change in accounting principle .......................      (666,062)              (725,380)


Cumulative effect of change in accounting
principle ..................................................          --                 (459,435)
                                                               -----------            -----------


Net loss ...................................................   ^$(666,062)            $(1,184,815)
                                                               ===========            ===========


Loss per common equivalent share:


Loss before discontinued operations and
cumulative effect of a change in accounting principle ......        $(. 09               $(. 01 )
                                                                                      ^^^^^^^^^^^
Discontinued operations ....................................          --                     (.37)


Cumulative effect of a change in accounting

principle ..................................................          --                  (. 24 )
                                                               -----------            -----------

Net loss ...................................................      ^$(.09)                $(. 62 )
                                                               ===========            ===========


Weighted average number of common
shares outstanding .........................................     7,325,245              1,929,330
                                                               ===========            ===========


      See accompanying notes to consolidated condensed financial statements

                    U.S WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                           Three Months Ended
                                                                               June 30,                        June 30,
                                                                                   1997                              1996
                                                                               ------------                      --------

CASH FLOWS FROM OPERATING ACTIVITIES:


Net loss ............................................................              ^$(666,062)      $(1,184,815)
Adjustments to reconcile net loss to cash (used)

   provided for operating activities:
  Cumulative effect of a change in accounting

   principle ........................................................           --                  459,435
Loss on discontinued operations .....................................           --                  708,952
                                                                                --                  459,435
  Depreciation ......................................................           36,205              ^

  Amortization of excess of cost over net

   assets acquired ..................................................           --                  6,542
  Minority interest in net losses of subsidiaries ...................           ^(12,828)           --
  Amortization of unearned compensation .............................           129,120             --



Increase (Decrease) from changes in assets and liabilities:


         Deposits ...................................................           --                   (2,000)
         Accounts payable and accrued expenses ......................           (100,388)            ^-
Decrease in net assets--f  isc                                                  (862,589)


         Net cash (used) provided for operating activities ..........           ^( 613,953)         (874,475)



CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of equipment, improvements and fixtures ...............           ^(186,891)           --

  Acquisition of equipment, discontinued operations .................           --                  (86,907)

                Net cash used for inventing activities ..............           (186,891)            (86,907)



CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of stockholder advances ................................           --                   6,250
  Payments on capital lease obligations .............................           6,309)                --
  Proceeds from affiliates ..........................................           --                   12,500

                                                                                                    ^^^^^^^^^^^

^Net cash provided by financing activities of discontinued operations           --                   (1,100,089)

         Net cash (used) provided by financing activities ...........           ^(6,309)            1,118,839


NET INCREASE(DECREASE) IN CASH ......................................           ^(807,153)          157,457
  Cash, beginning of period .........................................           5,328,781           75,181

  Cash, end of period ...............................................           $ 4,521,628         $232,638



Supplemental disclosure of cash flow information:

   Interest paid - by discontinued operations .......................           $      --              $    91,838
   Taxes paid .......................................................           $     4,800            $       800



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

NOTE 3-           EQUIPMENT, IMPROVEMENTS AND FIXTURES:

     Equipment, improvements and fixtures at June 30, 1997 and March 31, 1997 consisted of the following:

                                                  June 30,       March 31,
                                                  1997           1997

Equipment .....................................   $ 442,941    $ 256,050
Furniture and fixtures ........................      43,642       43,642
                                                  ---------    ---------
                                                    486,583      299,692
Less: accumulated depreciation and amortization     (54,686)     (18,481)
                                                  ---------    ---------

                                                  $ 431,897    $ 281,211
                                                  =========    =========

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

     Therefore, the results of operations for the three month period ending June 30, 1996 that the Company maintained its investment in PCT, until its spin-off effective August 15, 1996, are not directly comparable to the full three month period ended June 30, 1997. The results from operations of PCT have been restated and reflected as discontinued operations in the statement of operations for the three months ended June 30, 1996.


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

LIQUIDITY AND CAPITAL RESOURCES


         At June 30, 1997, the Company reported working capital of ^ $4,509,728. At June 30, 1997, the Company had $4,521,628 in business checking and money market accounts. The Company believes that its available cash as of

June 30, 1997 will be sufficient to fund its operating needs through the balance of the fiscal year.

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


                                                       U.S. Wireless Corporation
                                                                    (Registrant)



September 15, 1997                               By:   /s/ Dr. Oliver Hilsenrath
------------------                                    -------------------------
Date                                                       Dr. Oliver Hilsenrath

                                                         Chief Executive Officer