Form 10KSB/A
period 1997-03-31
U S WIRELESS CORP
filed 1997-09-24
CIK 912083

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A-2

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

         The Company had no revenues from operations during the fiscal year ended March 31, 1997.

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

Results of Operations:

Year Ended March 31, 1997 as Compared to the Year Ended March 31, 1996


                  Through March 31, 1997, the Company recorded no revenues from the operations of Labyrinth and Mantra. ^During fiscal year ended March 31, 1996 and through August 15, 1996 of the fiscal year ended March 31, 1997, the Company recorded its majority ownership interest in the operations of Playco. As the ^Company's investment in Playco was spun-off to the Company's shareholders, the Company's interest in the net losses for Playco for fiscal 1997 totaling $1,010,312 were recorded as losses from discontinued operations. Likewise, the activities of Playco previously reported in the Company's statement of operations for fiscal 1996 were reclassified to reflect a loss from discontinued operations of $2,328,827. Summary details of the losses from discontinued operations follow below.

     On a continuing operations basis, the Company had operating expenses of $1,051,822 for the year ended March 31, 1997. Such expenses consisted of payroll and facilities costs associated with the start-up of operations of Labyrinth and Mantra, as well as professional fees and utilities costs. Operating expenses for the year ended March 31, 1996 aggregated $412,723 and related primarily to the activities of the parent company, known as American Toys at the time.

         For the year ended March 31, 1997, compensation expense associated with the issuance of 2,641,500 Common Stock options to employees and 1,550,000 common stock options to consultants totaled $731,535. In addition, Labyrinth recorded compensation expense of $^64,000 in connection with the issuance of 151,000 shares of its common stock to its officers and key employees.

         ^For the year ended March 31, 1997, the Company incurred research and development expenses of $2,656,371. Such amount includes the Company's expenditures to further the development of its products and includes $2,250,000 of excess cost over the basis of the Labyrinth and Mantra assets acquired which has been characterized as purchased research and development costs.

         For the year ended March 31, 1997, the Company had interest income of $137,152 as compared to $18,417 for the year ended March 31, 1996. The increase in interest income is the result of (i) higher cash balances resulting from the Company's and Labyrinth's July 1996 private placement of 600,000 shares and 79,000 shares of Common Stock, respectively, which resulted in net proceeds of $1,458,000 and $948,000, respectively, and (ii) the exercise of 3,250,000 options to purchase Common Stock between July and December 1996 which resulted in additional capital of $3,992,483 being contributed to the Company. Interest ^ expense previously reported in the statement of operations for the year ended March 31, 1996 related to the operations of Playco and, as such, has been reclassified and included in the loss from discontinued operations.


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


         During the year ended March 31, 1997, the Company recorded an aggregate loss from discontinued operations of $1,010,312. Such amount represents losses from the operations of Playco prior to the spin-off date of August 15, 1996 and is comprised of net sales of $5,024,338, costs and expenses of $6,170,999, interest expense of $238,171 and a reduction of the loss from the minority interest in Playco's net losses of $374,520. As noted above, the activities of Playco previously reflected in the statement of operations for the year ended March 31, 1996 have been reclassified and reflected as a loss from discontinued operations of $2,328,827. Such amount is comprised of net sales of $21,230,853, costs and expenses of $24,238,410, interest expense of $535,158 and a reduction of the loss from the minority interest of $1,213,888.

As a result of the above, the Company recorded a net loss of ^$,353,857, or $0.85 per share, for the year ended March 31, 1997 compared to a net loss of $2,876,733, or ^$3.47 per share, for the year ended March 31, 1996.


Research and Development - Future Operations


         During the year ended March 31, 1997, the Company incurred research and development expenses of approximately ^$406,000, net of the purchased research and development costs of $2,250,000. The Company expects that the research and development stage of both Labyrinth's and Mantra's planned products will continue for approximately twelve months while testing of the planned products may require an additional six to twelve months. Thus, the Company does not expect Labyrinth or Mantra to earn any significant revenues from operations for at least eighteen months. As such, management estimates research and development expenditures for the year ending March 31, 1998 will approximate $610,000. Research and development activities, as well as operating and marketing expenses, are expected to be financed with funds raised through Labyrinth's private placement and Labyrinth's and Mantra's sale of 51% of each of its outstanding common stock to the Company.

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

ITEM 7.           FINANCIAL STATEMENTS

         See attached financial statements.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of September, 1997.



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




\s\ Dr. Oliver Hilsenrath                         Chief Executive Officer              ^September 15, 1997
-------------------------------                   ------------------
Dr. Oliver Hilsenrath                             President and Director               Dated



\s\ David Tamir                                   Director                             ^September 15, 1997

David Tamir                                                                            Dated




\s\ Regina Gindin                                 Director                             September 15, 1997

Regina Gindin                                                                          Dated

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES


                                    CONTENTS



                                                                         Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ...............        F - 2


CONSOLIDATED BALANCE SHEET .......................................        F - 3


CONSOLIDATED STATEMENTS OF OPERATIONS ............................        F - 5



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ..................        F - 7



CONSOLIDATED STATEMENTS OF CASH FLOWS ............................        F - 9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .......................        F - 13


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
















                                                             HASKELL & WHITE LLP


                                                    Certified Public Accountants

                                                               Newport Beach, CA

May 30, 1997, except for the
last sentence of Note 6.a)

which is as of June 16, 1997
and Note 10 which is as of
September 12, 1997

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1997

                                                      ASSETS
Current assets

     Cash and cash equivalents ..............................         $5,328,781
     Other current assets ...................................              3,500
         Total current assets ...............................          5,332,281
Equipment, improvements and fixtures, net ...................            281,211
                                                                      ^^^^^^^^^^
Other assets ................................................              4,667

         Total assets .......................................        ^$5,618,159
                                                                      ==========

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable and accrued expenses .....................   $    140,550
     Obligations under capital leases, current .................         25,238
         Total current liabilities .............................        165,788
Obligations under capital leases, noncurrent ...................         45,427
         Total liabilities .....................................        211,215
Minority interest in subsidiaries ..............................      1,529,534
Commitments (Notes 8 and 9)

Stockholders' equity
     Common Stock, $.01 par value, 40,000,000 shares authorized,
         10,031,250 shares issued and outstanding ..............        100,312
     Additional paid-in capital ................................     20,493,262
     Unearned compensation .....................................     (1,277,918)
     Stock subscription receivable .............................     (1,569,483)
     Accumulated deficit .......................................^   (13,868,763)
         Total stockholders' equity ............................      3,877,410
         Total liabilities and stockholders' equity ............^   $  5,618,159

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                                                                                   1997                1996
                                                                                                   ---------------    ----------




Net sales .....................................................                                    $^--                 $--

Cost and expenses

     ^Operating expenses ......................................                                    1,051,822             412,723
     Stock and stock options issued as compensation ...........                                    1,335,535             153,600
     Research and development, including write-off of excess of
       cost over net assets acquired (Note 10) ................                                    2,656,371             _
     Interest (income) ........................................                                     (137,152)            (18,417)
                                                                                                -----------    ----------------
         Total costs and expenses .............................                                    4,906,576             547,906
                                                                                              -----------    ----------------

Loss before minority interest in net losses of continuing
     subsidiaries,  income tax (expense) benefit, discontinued
     operations and cumulative effect of a change in accounting
     principle ................................................                                   (4,906,576)           (547,906)
Minority interest in net losses of  continuing subsidiaries ...                                       22,466                --
                                                                                               -----------    ----------------

Loss before income tax (expense) benefit, discontinued operations and cumulative

     effect of a change in accounting principle ...............                                ^(4,884,110)             (547,906)

Income tax (expense) benefit ..................................                                         --                  --
Loss before discontinued operations and
    cumulative effect of a change in


     accounting principle .....................................   ^                            (4,884,110)              (547,906)
                                                                                                 -----------    ----------------

Discontinued operations (Note 2)

     Loss from operations of Playco prior to spin-off .........                                ^(725,380)               (2,328,827)
     Loss on disposal of Playco ...............................                                ^(284,932)               --
        Total discontinued operations ........................                                 ^(1,010,312)             (2,328,827)

Loss before cumulative effect of a change in accounting

     principle ................................................                                ^(5,894,422)             (2,876,733)
Cumulative effect of a change in accounting principle .........                                   (459,435)               --
                                                                                             -----------    ----------------
Net loss ......................................................                                $^(6,353,857)            $(2,876,733)
                                                                                               ===========    ================

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                                                                   1997       1996
                                                                                ------------  ----------


Loss per common equivalent share
     Loss before discontinued operations and cumulative effect

     of a change in accounting principle .....................                    ^(0.66)     $       (0.66)
     Discontinued operations .................................                     (0.13)             (2.81)

     Cumulative effect of a change in accounting principle ...                     (0.06)             --
                                                                               ---------   -------------

     Net loss per common equivalent share ....................                    ^(0.85)     $       (3.47)
                                                                                 =========   =============

Weighted average number of common shares outstanding .........                    7,443,419           828,891
                                                                              =========   =============
Pro forma amounts assuming the new minority
     interest accounting method is applied retroactively

     Net loss ................................................                  $^            $       (3,336,168)
                                                                                 =========   =============
     Net loss per common equivalent share ....................                  $^(0.79)      $       (4.02)

                                                                                  =========   =============

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996



                                                      Additional                        Stock                        Total
                                     Common Stock     Paid-in        Unearned           Subscription Accumulated     Stockholders'
                              Shares     Amount       Capital        Compensation       Receivable   Deficit         Equity




Balances at April 1, 1995     753,995    $7,540       $5,774,590     $-                 $    -       $(3,874,126)    $1,908,004

Sale of common shares         56,250     562          273,938        -                  -            -               274,500

Issuance of shares as
consideration for services
provided to the Company       15,000     150          153,450        -                  -            -               153,600

Issuance of shares in
connection with exercise
of special warrant            68,750     688          549,312        -                  -            -               550,000

Net loss for the year ended
March 31, 1996                -          -            -              -                  -            (2,876,733)     (2,876,733)

Balances at March 31, 1996    893,995    8,940        6,751,290      -                  -            (6,750,859)     9,371

Spin-off of Playco as
dividend                      -          -            -              -                  -            (731,964)       (731,964)

Cancellation of stock
subscription receivable
and accrued interest          (68,750)   (688)        (549,312)      -                  -            (32,083)        (582,083)

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                   (Continued)



                                                            Additional                   Stock                        Total
                                 Common Stock               Paid-in       Unearned       Subscription    Accumulated  Stockholders'
                              Shares        Amount          Capital       Compensation   Receivable      Deficit      Equity
Issuance  of Common Stock
options for compensation      -              -              2,009,453      (1,277,918)    -              -              731,535

Exercise of common
stock options                 3,250,000      32,500         3,959,983      -              -              -              3,992,483

Private placement of
Common Stock, net of
offering costs of             $42,000        600,000        6,000          1,452,000      -              -              1,458,000

Common Stock issued for
acquisition                   2,250,000      22,500         2,227,500      -              -              -              2,250,000

Stock subscription receivable 3,106,005      31,060         1,768,940      -              (1,569,483)    -              230,517

Cumulative effect of a
change in accounting principle -             -              2,873,408      -              -              -              2,873,408

Net loss for the year ended

March 31, 1997                 -             -              -              -              -              ^(6,353,857)   (6,353,857)

Balances at March 31, 1997    10,031,250     $100,312       $20,493,262    $(1,277,918)   $(1,569,483)   ^$(13,868,763) $3,877,410

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                     1997                1996
                                                                                ---------------    ----------

Cash flows from operating activities

     Net loss ......................................................            $^               $(2,876,733)

     Adjustments to reconcile net loss to net
       cash used for operating activities:
         Cumulative effect of a change in accounting principle .....            459,435                      --

          Loss on discontinued operations ..........................            1,010,312                 2,328,827
         Depreciation ..............................................            18,481                         _
         Amortization ..............................................            6,542                    78,508
         ^Write-off of excess of cost over net assets acquired .....            2,250,000                         _
         Minority interest in net losses of  continuing subsidiaries            (22,466)                        _

         Issuance of Common Stock for

           compensation and services ...............................            ^604,000                   153,600

         Issuance of Common Stock options for compensation
           and services ............................................            731,535                      --
         Write-down of stock subscription receivable ...............            230,517                      --


         Increase (decrease) from change in assets and liabilities:


     ^Other current assets .........................................            (3,500)                  125,837

           Deposits and other assets ...............................            (4,667)                   99,401

           Accounts payable and accrued expenses ...................            ^140,550                   (21,876)

           ^Decrease in net assets of discontinued operations ......            (1,404,294)               (1,236,226)
                                                                                -----------               -----------

                  Net cash used for operating activities ...........            (2,337,412)               (1,348,662)

Cash flows from investing activities

     Equipment, improvements and fixtures acquired .................            ^(229,027)                      --

     Equipment, improvements and fixtures acquired
       by discontinued operations ..................................            (159,193)                 (340,311)
                  Net cash used for investing activities ...........            (388,220)                 (340,311)


                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                                                1997            1996
                                                                ---------------    ----------

Cash flows from financing activities
     Repayment to stockholders ............................      (381,430)      (217,723)

     Proceeds from affiliates .............................          --                ^        173,402

     Proceeds from issuance of Common Stock ...............     6,398,483        274,500

     ^Net cash provided by financing activities
       of discontinued operations .........................     1,962,179      1,132,965

                  Net cash provided by financing activities     7,979,232      1,363,144

Net increase (decrease) in cash ...........................     5,253,600       (325,829)
Cash and cash equivalents at beginning of year ............        75,181        401,010
                                                                             -----------    -----------
Cash and cash equivalents at end of year ..................   $ 5,328,781    $    75,181
                                                                            ===========    ===========


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

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996







1.       ORGANIZATION




         U.S. Wireless Corporation, (the "Company") was incorporated in the State of Delaware on February 12, 1993. On July 31, 1996, the Company consummated a stock purchase agreement and acquired 51% of the outstanding shares of common stock of Labyrinth Communications
         Technologies Group, Inc. "Labyrinth", whereby 20% of the shares were acquired for $2,000,000 from Labyrinth and an additional 31% was acquired from the principle stockholder of Labyrinth for 2,250,000 shares of the Company's Common Stock. Upon consummation of this acquisition, the founding shareholder of Labyrinth, Dr. Oliver Hilsenrath, was appointed the Company's President and Chief Executive Officer. Labyrinth is a development stage company engaged in the research and development of wireless communications hardware and software technology. (Note 10)



         On July 31, 1996, the Company also consummated an agreement and acquired 51% of the outstanding common stock of Mantra Technologies, Inc. ("Mantra") and an option to acquire the remaining 49% of the outstanding shares of common stock for an aggregate purchase price of $500,000. Pursuant to the terms of the agreement, the Company has the right to acquire the remaining 49% of the outstanding shares of Mantra's common stock in exchange for an aggregate 1,000,000 shares of the Company's Common Stock. In order for the Company to exercise its options, the closing bid price of its Common Stock must have been at least $5.00 for the 30 trading days prior to the date of exercise. Mantra is a development stage company which is engaged in the development of an advanced user interface for the Internet and other databases. (Note 10)




         Prior to the acquisitions of Labyrinth and Mantra, the Company, which was formerly known as American Toys, Inc., was the majority stockholder of Play Co. Toys & Entertainment Corp. ("Playco"), a California-based toy retailer. On June 1, 1996, the then majority stockholder of the Company, United Textiles & Toys Corporation, formerly known as Mister Jay Fashions International Inc. ("Mister Jay"), a publicly-held Delaware Corporation, authorized and consented to the spin-off of the shares of common stock of Playco owned by the Company to the stockholders of the Company as of the record date of August 15, 1996. Additionally, the Company, as majority stockholder of Playco, authorized the conversion of its 1 share of Series D preferred stock owned into 1,157,028 shares of Playco's common stock, based on the average closing bid price ($1.21) of Playco's shares for the period from March 1, 1996 to May 31, 1996.



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

                  ^

         b)       Discontinued operations

                  The spin-off of Playco has been accounted for as a discontinued operation and, accordingly, its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for each of the years ended March 31, 1997 and 1996. There are no net assets related to Playco included in the accompanying consolidated balance sheet as of March 31, 1997.

                  Summary information related to the discontinued operations of Playco for the years ended March 31, 1997 and 1996 is as follows:

                                        1997           1996

Net sales ...........................   $  5,024,338    $ 21,230,853
    Costs and expenses ..............      6,170,999      24,238,410
Interest expense ....................        238,171         535,158
                                        ------------    ------------
             Net loss before minority
                interest in losses ..     (1,384,832)     (3,542,715)

Minority interest in losses .........        374,520       1,213,888
                                        ------------    ------------

Loss from discontinued operations ...   $ (1,010,312)   $ (2,328,827)
                                        ============    ============



         c)      Cash and cash equivalents


                  The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of acquisition to be cash equivalents.

         d)      Equipment, improvements and fixtures

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

4.       EQUIPMENT, IMPROVEMENTS AND FIXTURES, NET

         Equipment, improvements and fixtures, net, at March 31, 1997 ^ consisted of the following:



                                                  1997 ^



Furniture, fixtures and equipment                 $ 299,692


                                                    299,692


Less accumulated depreciation and amortization    (18,481) ^

                                                  $ 281,211



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



         The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities as of March 31, 1997 and 1996 are as follows:

                                                       1997           1996
                                                -----------    -----------



Inventories .................................   $      --      $   (57,883)

AMT tax credits .............................          --          (23,260)

Accrued expenses ............................          --          (17,816)

Valuation allowance .........................          --           98,959

Current portion of deferred tax liabilities .   $      --      $      --
                                                ===========    ===========





Depreciation and amortization ...............   $    15,639    $   246,185

Net operating loss carryforwards ............    (1,192,326)    (1,958,123)

Deferred rent liability .....................          --          (79,447)

Unearned compensation .......................      (542,479)          --

Valuation allowance .........................     1,719,166      1,791,385
                                                -----------    -----------

Long-term portion of deferred tax liabilities   $      --      $      --
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


                                      F-19

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





                                     Year ending

                                     March 31,



                              1998   $ 30,283

                              1999     30,283

                              2000     25,235
                                     --------



                                       85,801

Less amounts representing interest    (15,136)



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






10.     CORRECTION/RESTATEMENT

         The acquisition of Labyrinth and Mantra, discussed in Note 2, resulted in an amount paid in excess of the basis of net assets acquired, assumed to be goodwill, of $2,250,000 which was originally capitalized in the consolidated balance sheet. As Labyrinth and Mantra are both development activities, it was determined that the excess purchase price should have been characterized as purchased research and development costs and, therefore, written off in accordance with Statement of Financial  Accounting  Standards No.
          2. The accompanying

         consolidated financial statements have been restated to expense the $2,250,000 concurrent with the acquisition of Labyrinth and Mantra.
         Previously issued financial statements reflected $100,000 of amortization of the excess of cost over basis of net assets acquired. The accompanying financial statements for the year ended March 31, 1997 have been restated to recognize the write-off of the additional $2,150,000 which increased the net loss for the year from the previously reported $4,203,857 (or $0.56 per share) to $6,353,857 (or $0.85 per share) and resulted in a corresponding reduction of the previously reported balances of total assets and stockholders' equity.