Form 10QSB
period 1997-09-30
U S WIRELESS CORP
filed 1997-11-14
CIK 912083

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

               For the quarterly period ended September 30, 1997
       -------------------------------------------------------------------

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

     Common stock, par value $.01 per share: 7,325,245 shares outstanding as of September 30, 1997.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                Page
PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

              Consolidated condensed balance sheets as of September 30, 1997
              (unaudited) and March 31, 1997 (audited) ......................    3

              Consolidated condensed statements of operations (unaudited) for
              the three and six months ended September 30, 1997 and 1996 ....    4

              Consolidated condensed statements of cash flows (unaudited) for
              the six months ended September 30, 1997 and 1996 ..............    5

              Notes to consolidated condensed financial statements ..........    6


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSES OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................    8


PART II OTHER INFORMATION

Signatures ..................................................................   11

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1997 and March 31, 1997

                                                                             September 30,    March 31,
                                                                             1997             1997
                                                                             (Unaudited)      Note 1
                                     ASSETS

Current Assets:
 Cash and cash equivalents ................................................   $  3,757,815    $  5,328,781
 Other current assets .....................................................          3,500           3,500
                                                                              ------------    ------------
         Total current assets .............................................      3,761,315       5,332,281

Equipment, improvements and fixtures, net
 of accumulated depreciation and amortization .............................        455,439         281,211

Other assets ..............................................................          4,667           4,667
                                                                              ------------    ------------

         Total assets .....................................................   $  4,221,421    $  5,618,159
                                                                              ============    ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses ....................................   $     39,412    $    140,550
 Obligations under capital leases, current ................................         18,929          25,238
                                                                              ------------    ------------
         Total current liabilities ........................................         58,341         165,788
                                                                              ------------    ------------

 Obligations under capital leases, noncurrent .............................         39,118          45,427
                                                                              ------------    ------------

         Total liabilities ................................................         97,549         211,215
                                                                              ------------    ------------

Minority interest in subsidiaries .........................................      1,502,987       1,529,534
                                                                              ------------    ------------

Stockholders' equity:
 Common stock,$.01 par value, 40,000,000 shares
   authorized; issued and outstanding at Sept 30, 1997,
   7,325,245 shares; at March 31, 1997, 10,031,250 shares .................         73,253         100,312
 Additional paid-in capital ...............................................     18,950,838      20,493,262
 Unearned compensation ....................................................     (1,019,678)     (1,277,918)
 Stock subscription receivable ............................................           --        (1,569,483)
 Accumulated deficit ......................................................    (15,383,438)    (13,868,763)
                                                                              ------------    ------------
         Total stockholders' equity .......................................      2,620,975       3,877,410
                                                                              ------------    ------------
         Total liabilities and stockholders' equity .......................   $  4,221,421    $  5,618,159
                                                                              ============    ============


      See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Six Months Ended      Three Months Ended
                                                Sept 30,          Sept 30,         Sept 30,         Sept 30,
                                                1997              1996             1997             1996
                                                ---------         ---------        ---------         ------


Net sales ...................................   $      --      $      --      $      --      $      --
                                                                                                            -   ---    -   ---



Costs and expenses:
Operating expenses ..........................     1,642,486        852,628        911,843        162,432
Interest expense net of interest income .....      (114,502)       165,365        (49,508)       (28,699)
Common stock issued for services ............          --          424,000           --          424,000
                                                                                                            -   ---    -   ---
Total costs and expenses ....................     1,541,222      1,441,993        862,335        557,733
                                                                                                            -   ---    -   ---



Loss before minority interest, discontinued
  operations and change in accounting
  principle .................................    (1,541,222)    (1,441,993)      (862,335)      (557,733)

Minority interest in net loss of subsidiaries        26,547        633,295         13,722        258,775
                                                                                                            -   ---    -   ---

Net loss before discontinued operations
  and change in accounting principle ........    (1,514,675)    (2,075,288)      (841,994)      (298,958)

Discontinued operations .....................          --          575,677           --             --
                                                                                                            -   ---    -   ---

Net loss before change in accounting
  principle .................................    (1,514,675)    (1,499,611)      (841,994)      (298,958)
Change in accounting principle ..............          --         (459,435)          --             --
                                                                                                            -   ---    -   ---

Net loss ....................................   $(1,514,675)   $(1,959,046)   $  (841,994)   $  (298,958)
                                                                                                            =   ===    =   ===


Net loss per common share ...................             $           (.21)             $           (.36)   $     (.11)$     (.04)
                                                                                                            =   ===    =   ===


Weighted average number of common
  shares outstanding ........................     7,325,245      5,377,289      7,325,245      6,739,608
                                                                                                            =   ===    =   ===





      See accompanying notes to consolidated condensed financial statements

                    U.S WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Six Months Ended
                                                              Sept 30,       Sept 30,
                                                              1997           1996
                                                              ------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .................................................   $(1,514,675)   $(1,959,046)
Adjustments to reconcile net loss to cash (used)
  for operating activities:
  Cumulative effect of a change in accounting
   principle ..............................................          --          459,435
Loss on discontinued operations ...........................          --        1,010,312
Depreciation ..............................................       113,167          9,240
Amortization ..............................................          --            6,542
Minority interest in net losses of subsidiaries ...........       (26,547)          --
  Amortization of unearned compensation ...................       258,240           --
 Issuance of common stock for compensation and
   financing costs ........................................          --          440,000

Increase (Decrease) from changes in assets and liabilities:
         Deposits .........................................          --           (2,000)
         Due from Stockholder .............................          --          104,905
         Accounts payable and accrued expenses ............      (101,138)      (157,815)
         Decrease in net assets of discontinued operations           --       (1,404,294)
                                                              -----------    -----------

         Net cash (used) for operating activities .........    (1,270,953)    (1,492,721)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment, improvements and fixtures .....      (287,395)          --
  Acquisition of equipment, discontinued operations .......          --         (159,193)
                                                              -----------    -----------

         Net case used for investing activities ...........      (287,395)      (159,193)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations ...................       (12,618)          --
  Repayments of stockholder advances ......................          --         (494,248)
  Proceeds from issuance of Common Stock ..................          --        4,406,000
  Net cash provided b financing activities of discontinued
    operations ............................................          --        1,962,179
                                                              -----------    -----------
         Net cash (used) for financing activities .........       (28,778)     5,873,931
                                                              -----------    -----------
NET INCREASE(DECREASE) IN CASH
  AND CASH EQUIVALENTS ....................................    (1,570,966)     4,222,017
  Cash, beginning of period ...............................     5,328,781         75,181
                                                              -----------    -----------
  Cash, end of period .....................................   $ 3,757,815    $ 4,297,198
                                                              ===========    ===========
Supplemental disclosure of cash flow information:
   Interest paid ..........................................   $      --      $    91,838
   Taxes paid .............................................   $     4,800    $       800



      See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1-           BASIS OF PRESENTATION:

                  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the six months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's Annual Report on Form 10-KSB/A-0 for the fiscal year ended March 31, 1997, as filed with the Securities and Exchange Commission.

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

NOTE 3-           EQUIPMENT, IMPROVEMENTS AND FIXTURES:

                  Equipment, improvements and fixtures at September 30, 1997 and March 31, 1997 consisted of the following:

                                September 30,     March 31,
                                1997              1997

Equipment ...................   $ 496,516         $ 256,050
Furniture and fixtures ......      72,090         43,642
                                ---------         ---------
                                  568,606         299,692
Less: accumulated
depreciation and amortization    (113,167)        (18,481)
                                ---------         ---------

                                $ 455,439         $ 281,211
                                =========         =========


NOTE 4-           STOCK OPTIONS:

     During the year ended March 31, 1997, the Company issued Common Stock options to its employees and to various consultants performing services for the Company. The options granted to employees vest over three years, expire five years from the date of the grant and have exercise prices ranging from $2 to $5 per share. Substantially all of the options granted to consultants vest immediately or pursuant to vesting schedules, expire five years from the date of grant and have exercise prices ranging from $2 to $4 per share.

     At September 30, 1997, there remained approximately 4,191,500 options outstanding of which all but 1,550,000 options are subject to vesting schedules.

     The difference between the exercise price and the fair market value of the options issued to employees on the dates of grant were accounted for as unearned compensation and amortized to expense over the related vesting period. During the fiscal year ended March 31, 1997, $1,549,453 of unearned compensation was recorded, of which $271,535 was amortized to expense. During the six months ended September 30, 1997, $258,240 of unearned compensation was amortized to expense. The remaining unamortized balance of unearned compensation at September 30, 1997 was $1,019,678 as reflected in the accompanying balance sheet.

NOTE 5-           STOCKHOLDERS' EQUITY:

         At the Company's annual meeting scheduled for November 25, 1997, the Company's stockholders shall vote on a proposal approved by the Corporation's board of directors to merge Labyrinth Communication Technologies Group, Inc. ("Labyrinth"), into the Company, whereby, the Company would be the surviving company. The Corporation is presently the parent company and 51% owner of the outstanding shares of Labyrinth. Labyrinth is a private company, which is the developer of the RadioCamera and the Company's geo-location technology. The Corporation proposes to offer to issue an aggregate of 4,500,000 shares of Common Stock to the Labyrinth stockholders, pro rata, for the remaining 49% of shares of Labyrinth. The Corporation shall effect this transaction by offering approximately 9.18 shares of the Corporation's Common Stock for each share of Labyrinth's common stock outstanding. If approved, the 4,500,000 shares shall be issued in accordance with restricted share agreements which shall include vesting schedules bases on time and the Company's performance.

     Item 2. Management's Discussion And Analysis Of Financial Conditions And Results Of Operations

GENERAL:

     The Company was originally organized in February 1993. Historically, through August 15, 1996, the Company's results of operations have related primarily to the Company's former majority owned subsidiary, Play Co. Toys & Entertainment Corp. (PCT). With the acquisition of 51% of the common stock of each of Labyrinth Communications Technologies Group, Inc. (Labyrinth) and Mantra Technologies, Inc. (Mantra) as of July 31, 1996, the Company has changed its business focus from that of a holding company for retail operations to that of a holding company for research and development in the technology industry, in particular, that related to wireless communication and Internet and data base interface technology.

     Therefore, the results of operations for the three and six month period ending September 30, 1996 that the Company maintained its investment in PCT, until its spin-off effective August 15, 1996 are not directly comparable to the three and six month periods ended September 30, 1997.

RESULTS OF OPERATIONS:

     Six months ended September 30, 1997 compared to the six months ended September 30, 1996:

     The Company had no reportable sales during the six months ended September 30, 1997, as the Company has changed its business focus from that of a holding company for retail operations of PCT, referred to above, to that of a holding company for research and development operations.

     The Company did report consolidated operating expenses of $1,642,486 during the six months September 30, 1997 which consisted primarily of compensation and other administrative expenses and the costs of purchasing materials and building prototypes of the RadioCamera for testing and demonstration. Additional, expenditures have been incurred in the development and building of the rev. B RadioCamera prototype with enhanced functions which the Company estimates shall be ready for testing and demonstration within the next few months.

     Commencing in July 1997 the Company commenced the testing and demonstration of the RadioCamera in Billings, Montana, with the Western Wireless Corp. network. This testing and demonstration shall continue and plans are to expand the testing in the coming months to include the rev. B model of the RadioCamera.

     Additional costs included the costs of the Company's attendance and set up of a booth at the Cellular Technology Industry Association ("CTIA") conference in Seattle Washington in October 1997. The Company used the CTIA conference as a forum to unveil the RadioCamera and its test results to the cellular industry. Dr. Hilsenrath, the Company's Chief Executive Officer spoke on to panel's regarding the cellular industry and the advantages offered by geographical location information.

     In August 1997, the Company commenced the marketing and joint development of a manufacturing plan with Mirae Communications Co., Ltd., in Seoul, Korea.

     Three months ended September 30, 1997 compared to the three months ended September 30, 1996:

         The Company had no reportable sales during the three months ended September 30, 1997. The Company did report consolidated operating expenses of $911,843 which consisted primarily of compensation and other administrative expenses and the costs of purchasing materials and building prototypes of the RadioCamera for testing and demonstration. Additional, expenditures have been incurred in the development and building of the rev. B RadioCamera prototype with enhanced functions which the Company estimates shall be ready for testing and demonstration within the next few months.

RESEARCH AND DEVELOPMENT- FUTURE OPERATIONS

     Labyrinth anticipates that the research, development, testing and demonstration stages of the RadioCamera will continue for approximately six to twelve month. Therefore, Labyrinth does not anticipate receiving any revenues from operations during such period. The funds raised by Labyrinth through private placement and its sale of the 51% to he Company will be used for general corporate purposes including salaries, fees and expenses, as well as for developing prototypes and, eventually, the initial marketing of its planned products.

     Likewise, Mantra is also in the development stage and working on the development of a software package that operates in the background of the personal computer to access InterNet data which correlates to the users' personality/profile and business objectives; which service shall be designed to optimize search time and use on the InterNet. Mantra is currently developing the technology and is in the process of testing and demonstrating its initial prototype. In addition, Mantra is in the process of marketing its technology to potential joint venture partners, to enhance already marketed products.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company reported working capital of $3,702,974. As of this date, the Company had $3,757,815 in business checking and money market accounts. The Company believes that its available cash as of September 30, 1997 will be sufficient to fund its operating needs through the balance of the year.

Trends Affecting Liquidity, Capital Resources and Operations:

     As the nature of the Company's operations have shifted to development stage operations, management is currently not aware of any trends that may affect its liquidity, capital resources and operations. The Company's future operations however, could be adversely affected if the Company's timetable for the development, marketing and manufacturing of its products exceeds the available capital resources. The primary initial expenses of the new operations will include the salaries of some of its officers, who comprise the research and development team. The Company may need additional financing in order to complete its product development and testing for marketing and sales. The Company's limited resources may cause significant strain on the Company's management, technical, financial and other resources.

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


                                                       U.S. Wireless Corporation
                                                                    (Registrant)


November 12, 1997                                   By: /s/ Dr.Oliver Hilsenrath
Date                                                       Dr. Oliver Hilsenrath
                                                         Chief Executive Officer