Form 10QSB/A
period 1997-09-30
U S WIRELESS CORP
filed 1997-12-05
CIK 912083

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

                                 (510) 830-8801
              (Registrant=s telephone number, including area code)


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

                                TABLE OF CONTENTS


                                                                                                      Page

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
              Consolidated condensed balance sheets as of September 30, 1997
              (unaudited) and March 31, 1997 (audited)                                                   3

              Consolidated condensed statements of operations (unaudited) for
              the three and six months ended September 30, 1997 and 1996                                 4

              Consolidated condensed statements of cash flows (unaudited) for
              the six months ended September 30, 1997 and 1996                                           5

              Notes to consolidated condensed financial statements                                       6


ITEM 2.       MANAGEMENT=S DISCUSSION AND ANALYSES OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              8


PART II.          OTHER INFORMATION                                                                      10

Signatures                                                                                               11

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1997 and March 31, 1997

                                                                                                       September 30,   March 31,
                                                                                                       1997            1997
                                                                                                       (Unaudited)     Note 1
                                                              ASSETS

Current Assets:
 Cash and cash equivalents ..........................................................................   $  3,757,815    $  5,328,781
 Other current assets ...............................................................................          3,500           3,500
                                                                                                        ------------    ------------
         Total current assets .......................................................................      3,761,315       5,332,281

Equipment, improvements and fixtures, net
 of accumulated depreciation and amortization .......................................................        455,439         281,211

Other assets ........................................................................................          4,667           4,667
                                                                                                        ------------    ------------

         Total assets ...............................................................................   $  4,221,421    $  5,618,159
                                                                                                        ============    ============
                                                                                                                                   0
                                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses ..............................................................   $     39,412    $    140,550
 Obligations under capital leases, current ..........................................................         18,929          25,238
                                                                                                        ------------    ------------
         Total current liabilities ..................................................................         58,341         165,788
                                                                                                        ------------    ------------

 Obligations under capital leases, noncurrent .......................................................         39,118          45,427
                                                                                                        ------------    ------------

         Total liabilities ..........................................................................         97,549         211,215
                                                                                                        ------------    ------------

Minority interest in subsidiaries ...................................................................      1,502,987       1,529,534
                                                                                                        ------------    ------------

Stockholders' equity:
 Common stock,$.01 par value, 40,000,000 shares
   authorized; issued and outstanding at Sept 30, 1997,
   7,325,245 shares; at March 31, 1997, 10,031,250 shares ...........................................         73,253         100,312
 Additional paid-in capital .........................................................................     18,950,838      20,493,262
 Unearned compensation ..............................................................................    (1,019,678)     (1,277,918)
 Stock subscription receivable ......................................................................          --        (1,569,483)
 Accumulated deficit ................................................................................   (15,383,438)    (13,868,763)
                                                                                                        ------------    ------------
         Total stockholders' equity .................................................................      2,620,975       3,877,410
                                                                                                        ------------    ------------
         Total liabilities and stockholders' equity .................................................   $  4,221,421    $  5,618,159
                                                                                                        ============    ============

      See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Six Months Ended              Three Months Ended
                                                Sept 30,       Sept 30,       Sept 30,       Sept 30,
                                                1997           1996           1997           1996
                                                ---------      ---------      ---------      ------


Net sales ...................................   $      --      $      --      $      --      $      --

Costs and expenses:
Operating expenses ..........................     1,655,724        852,628        911,843        162,432
Interest expense net of interest income .....      (114,502)       165,365        (49,508)       (28,699)
Common stock issued for services ............          --          424,000           --          424,000
Total costs and expenses ....................     1,541,222      1,441,993        862,335        557,733
Loss before minority interest, discontinued
  operations and change in accounting
  principle .................................    (1,541,222)    (1,441,993)      (862,335)      (557,733)

Minority interest in net loss of subsidiaries        26,547        633,295         13,722        258,775

Net loss before discontinued operations
  and change in accounting principle ........    (1,514,675)    (2,075,288)      (841,994)      (298,958)

Discontinued operations .....................          --          575,677           --             --

Net loss before change in accounting
  principle .................................    (1,514,675)    (1,499,611)      (841,994)      (298,958)
Change in accounting principle ..............          --         (459,435)          --             --

Net loss ....................................   $(1,514,675)   $(1,959,046)   $  (841,994)   $  (298,958)


Net loss per common share ...................   $     (.21)    $      (.36)   $      (.11)   $   (.04)

Weighted average number of common
  shares outstanding ........................     7,325,245      5,377,289      7,325,245      6,739,608

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

NOTE 5-           STOCKHOLDERS' EQUITY:

         At the Company's annual meeting scheduled for November 25, 1997, the Company's stockholders shall vote on a proposal approved by the Corporation's board of directors to merge Labyrinth Communication Technologies Group, Inc. ("Labyrinth"), into the Company, whereby, the Company would be the surviving company. The Corporation is presently the parent company and 51% owner of the outstanding shares of Labyrinth. Labyrinth is a private company, which is the developer of the RadioCamera and the Company s geo-location technology. The Corporation proposes to offer to issue an aggregate of 4,500,000 shares of Common Stock to the Labyrinth stockholders, pro rata, for the remaining 49% of shares of Labyrinth. The Corporation shall effect this transaction by offering approximately 9.18 shares of the Corporation's Common Stock for each share of Labyrinth's common stock outstanding. If approved, the 4,500,000 shares shall be issued in accordance with restricted share agreements which shall include vesting schedules bases on time and the Company's performance.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


U.S. Wireless Corporation
(Registrant)


November 17, 1997                                   By: /s/ Dr.Oliver Hilsenrath
Date                                                       Dr. Oliver Hilsenrath
                                                         Chief Executive Officer