Form 10QSB/A
period 1997-09-30
U S WIRELESS CORP
filed 1998-01-30
CIK 912083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659
                                 FORM 10-QSB/A-2

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

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1997 and March 31, 1997

                                                                                                    September 30,       March 31,
                                                                                                    1997                1997
                                                                                                    ---------------     -------
                                                                                                    (Unaudited)         Note 1
                                     ASSETS
Current Assets:
 Cash and cash equivalents ..........................................................................   $  3,757,815    $  5,328,781
  Other current assets ..............................................................................          3,500           3,500
                                                                                                        ------------    ------------
         Total current assets .......................................................................      3,761,315       5,332,281

Equipment, improvements and fixtures, net
 of accumulated depreciation and amortization .......................................................        455,439         281,211

Other assets ........................................................................................          4,667           4,667
                                                                                                        ------------    ------------

         Total assets ...............................................................................   $  4,221,421    $  5,618,159
                                                                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses ..............................................................   $     39,412    $    140,550
 Obligations under capital leases, current ..........................................................         18,929          25,238
                                                                                                        ------------    ------------
         Total current liabilities ..................................................................         58,341         165,788
                                                                                                        ------------    ------------

 Obligations under capital leases, noncurrent .......................................................         39,118          45,427
                                                                                                        ------------    ------------

         Total liabilities ..........................................................................         97,549         211,215
                                                                                                        ------------    ------------

Minority interest in subsidiaries ...................................................................      1,502,987       1,529,534
                                                                                                        ------------    ------------

Stockholders' equity:
 Common stock,$.01 par value, 40,000,000 shares
   authorized; issued and outstanding at Sept 30, 1997,
   7,325,245 shares; at March 31, 1997, 10,031,250 shares ...........................................         73,253         100,312
 Additional paid-in capital .........................................................................     18,950,838      20,493,262
 Unearned compensation ..............................................................................     (1,019,678)    (1,277,918)
 Stock subscription receivable ......................................................................           --       (1,569,483)
 Accumulated deficit ................................................................................    (15,383,438)   (13,868,763)
                                                                                                        ------------    ------------
         Total stockholders' equity .................................................................      2,620,975       3,877,410
                                                                                                        ------------    ------------
         Total liabilities and stockholders' equity .................................................   $  4,221,421    $  5,618,159
                                                                                                        ============    ============

      See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Six Months Ended      Three Months Ended
                                               Sept 30,        Sept 30,       Sept 30,      Sept 30,
                                               1997            1996           1997          1996
                                               ---------       ---------      ---------     ------


Net sales ...................................   $      --      $      --      $      --      $      --
                                                -----------    -----------    -----------    -----------



Costs and expenses:
Operating expenses ..........................     1,655,724        852,628        911,843        162,432
Interest expense net of interest income .....      (114,502)       165,365        (49,508)       (28,699)
Common stock issued for services ............          --          424,000           --          424,000
                                                -----------    -----------    -----------    -----------
Total costs and expenses ....................     1,541,222      1,441,993        862,335        557,733
                                                -----------    -----------    -----------    -----------



Loss before minority interest, discontinued
  operations and change in accounting
  principle .................................    (1,541,222)    (1,441,993)      (862,335)      (557,733)

Minority interest in net loss of subsidiaries        26,547        633,295         20,341        258,775
                                                -----------    -----------    -----------    -----------

Net loss before discontinued operations
  and change in accounting principle ........    (1,514,675)    (2,075,288)      (841,994)      (298,958)

Discontinued operations .....................          --          575,677           --             --
                                                -----------    -----------    -----------    -----------

Net loss before change in accounting
  principle .................................    (1,514,675)    (1,499,611)      (841,994)      (298,958)
Change in accounting principle ..............          --         (459,435)          --             --
                                                -----------    -----------    -----------    -----------

Net loss ....................................   $(1,514,675)   $(1,959,046)   $  (841,994)   $  (298,958)
                                                ===========    ===========    ===========    ===========


Net loss per common share ...................   $      (.21)   $      (.36)   $      (.11)   $      (.04)
                                                ===========    ===========    ===========    ===========


Weighted average number of common
  shares outstanding ........................     7,325,245      5,377,289      7,325,245      6,739,608
                                                ===========    ===========    ===========    ===========



      See accompanying notes to consolidated condensed financial statements

                    U.S WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Six Months Ended
                                                              Sept 30,       Sept 30,
                                                              1997           1996
                                                              ------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .................................................   $(1,514,675)   $(1,959,046)
Adjustments to reconcile net loss to cash (used)
  for operating activities:
  Cumulative effect of a change in accounting
   principle ..............................................          --          459,435
Loss on discontinued operations ...........................          --        1,010,312
Depreciation ..............................................       113,167          9,240
Amortization ..............................................          --            6,542
Minority interest in net losses of subsidiaries ...........       (26,547)          --
  Amortization of unearned compensation ...................       258,240           --
 Issuance of common stock for compensation and
   financing costs ........................................          --          440,000

Increase (Decrease) from changes in assets and liabilities:
         Deposits .........................................          --           (2,000)
         Due from Stockholder .............................          --          104,905
         Accounts payable and accrued expenses ............      (101,138)      (157,815)
         Decrease in net assets of discontinued operations           --       (1,404,294)
                                                              -----------    -----------

         Net cash (used) for operating activities .........    (1,270,953)    (1,492,721)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment, improvements and fixtures .....      (287,395)          --
  Acquisition of equipment, discontinued operations .......          --         (159,193)
                                                              -----------    -----------

         Net case used for investing activities ...........      (287,395)      (159,193)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations ...................       (12,618)          --
  Repayments of stockholder advances ......................          --         (494,248)
  Proceeds from issuance of Common Stock ..................          --        4,406,000
  Net cash provided b financing activities of discontinued
    operations ............................................          --        1,962,179
                                                              -----------    -----------
         Net cash (used) for financing activities .........       (12,618)     5,873,931
                                                              -----------    -----------
NET INCREASE(DECREASE) IN CASH
  AND CASH EQUIVALENTS ....................................    (1,570,966)     4,222,017
  Cash, beginning of period ...............................     5,328,781         75,181
                                                              -----------    -----------
  Cash, end of period .....................................   $ 3,757,815    $ 4,297,198
                                                              ===========    ===========
Supplemental disclosure of cash flow information:
   Interest paid ..........................................   $      --      $    91,838
   Taxes paid .............................................   $     4,800    $       800



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


                                                       U.S. Wireless Corporation
                                                                    (Registrant)


January 29, 1998                                     By: ___________________
Date                                                     Dr. Oliver Hilsenrath
                                                         Chief Executive Officer