Form 10QSB
period 1997-12-31
U S WIRELESS CORP
filed 1998-02-20
CIK 912083

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

                For the quarterly period ended December 31, 1997
       -------------------------------------------------------------------

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


                 2303 Camino Ramon, San Ramon, California 94583
               (Address of principal executive offices) (Zip Code)

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

     Common stock, par value $.01 per share: 7,325,151 shares outstanding as of December 31, 1997.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                               Page

PART 1.            FINANCIAL INFORMATION

ITEM 1-  FINANCIAL STATEMENTS

         Consolidated balance sheets as of  December 31, 1997 (Unaudited)
           and March 31, 1997                                                                                  3

         Consolidated statements of operations (Unaudited)  for the nine and three
           months ended December 31, 1997 and December 31, 1996                                                4

         Consolidated statements of cash flows (Unaudited) for the nine months ended
           December 31, 1997 and December 31, 1996                                                             5

         Notes to financial statements (Unaudited)                                                             6


ITEM 2-       MANAGEMENT'S DISCUSSION AND ANALYSES OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                    8

PART II.          OTHER INFORMATION

ITEM 4-       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              9

Signatures                                                                                                     11

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                   December 31,   March 31,
                                                                                     1997          1997
                                                                                 (Unaudited)        (Note 1)

                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents .....................................................   $  3,071,256    $  5,328,781
 Other current assets ..........................................................          3,500           3,500
                                                                                   ------------    ------------
         Total current assets ..................................................      3,074,756       5,332,281

Equipment, improvements and fixtures, net
  of accumulated depreciation and amortization .................................        440,063         281,211

Other assets ...................................................................          4,667           4,667
                                                                                   ------------    ------------
         Total assets ..........................................................   $  3,519,486    $  5,618,159
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses .........................................   $     88,645    $    140,550
 Obligations under capital leases, current .....................................         12,620          25,238
                                                                                   ------------    ------------

         Total current liabilities .............................................        101,265         165,788
                                                                                   ------------    ------------
Obligations under capital leases, non-current ..................................         39,118          45,427
                                                                                   ------------    ------------

         Total liabilities .....................................................        140,383         211,215
                                                                                   ------------    ------------

Minority interest in subsidiaries ..............................................      1,484,549       1,529,534
                                                                                   ------------    ------------

 Stockholders' equity:
  Common  stock,  $.01 par  value, 40,000,000    shares  authorized;  issued  and
    outstanding at Dec 31, 1997, 7,325,245 shares; at March 31, 1997, 10,031,250
    shares .....................................................................         73,252         100,312
 Additional paid-in capital ....................................................     18,950,837      20,493,262
 Unearned compensation .........................................................       (890,558)     (1,277,918)
 Stock subscription receivable .................................................           --        (1,569,483)
 Accumulated deficit ...........................................................    (16,238,979)    (13,868,763)
                                                                                   ------------    ------------
         Total stockholders' equity ............................................      1,894,554       3,877,410
                                                                                   ------------    ------------
         Total liabilities and stockholders' equity ............................   $  3,519,486    $  5,618,159
                                                                                   ============    ============



           See accompanying notes to consolidated financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               Nine Months Ended           Three Months Ended
                                            Dec 31,        Dec 31,       Dec 31,        Dec, 31
                                            1997           1996          1997           1996
                                            -----          ------        ------         -----

Net sales ...............................   $      --      $      --     $      --      $      --
                                            -----------    -----------   -----------    -----------

COSTS AND EXPENSES:
 Operating expenses .....................     2,583,059        652,905       927,335        434,204
 Interest expense, net of interest income      (167,861)       122,107       (53,359)       (43,258)
 Common stock issued for services .......          --          424,000           --             --
                                            -----------    -----------    -----------    -----------

         Total costs and expenses .......     2,415,198      1,199,012        873,976        390,946
                                            -----------    -----------    -----------    -----------

Loss before minority interest,
  discontinued operations and
  change in accounting principle ........    (2,415,198)    (1,199,012)      (873,976)      (390,946)

Minority interest in net income
  (loss) of subsidiaries ................        44,985       (764,376)        18,438       (131,081)
                                            -----------    -----------    -----------    -----------

Net loss before discontinued operations
  and change in accounting ..............    (2,370,213)    (1,963,388)      (855,538)      (522,027)
  principle

Discontinued operations .................          --          387,423           --             --
                                            -----------    -----------    -----------    -----------

Net loss before change
     in accounting principle ............    (2,370,213)    (1,575,965)      (855,538)      (522,027)

Change in accounting principle ..........          --         (459,435)          --             --
                                            -----------    -----------    -----------    -----------

Net loss ................................   $(2,370,213)   $(2,035,400)   $  (855,538)   $  (522,027)
                                            ===========    ===========    ===========    ===========

Basic and Diluted loss per common share .   $      (.32)   $      (.31)   $      (.12)   $      (.06)
                                            ===========    ===========    ===========    ===========

Weighted average number of
   common shares outstanding ............     7,325,245      6,601,940      7,325,245      9,037,931
                                            ===========    ===========    ===========    ===========





           See accompanying notes to consolidated financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash


                                                                                              Nine Months Ended
                                                                                          December 31,   December 31,
                                                                                          1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................................   $(2,370,213)   $(2,035,400)
                                                                                          -----------    -----------
Adjustments to reconcile net loss to cash (used)
  provided for operating activities:
  Cumulative effect of a change in accounting principle ...............................          --          459,435
Depreciation and amortization .........................................................       158,167        233,656
Amortization of excess of cost over net assets acquired ...............................          --           69,042
Amortization of unearned compensation .................................................       387,360           --
Minority interest in net losses of subsidiaries .......................................       (44,985)      (764,376)
Issuance of common stock for compensation
    and financing costs ...............................................................          --          440,000
Increase (Decrease) from changes in assets and
   liabilities, net of effect of spin-off of subsidiary:
Accounts receivable ...................................................................          --         (165,207)
Merchandise inventories ...............................................................          --       (1,743,239)
Other current assets ..................................................................          --          183,810
Deposits ..............................................................................          --            2,667
Accounts payable ......................................................................       (51,905)     1,945,363
Accrued expenses ......................................................................          --         (207,873)
Deferred rent liability ...............................................................          --          (20,823)
                                                                                          -----------    -----------
         Total adjustments ............................................................       448,637        432,455
                                                                                          -----------    -----------
         Net cash (used) by operating activities ......................................    (1,921,576)    (1,602,945)
                                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment, improvements and fixtures .................................      (317,022)      (291,747)
                                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ..............................................          --        6,398,483
  Payments on capital lease obligations ...............................................       (18,927)          --
  Redemption of Series B redeemable preferred stock ...................................          --          (87,680)
  Repayments of stockholder advances ..................................................          --         (494,248)
  Proceeds from not payable ...........................................................          --        1,465,859
  Proceeds from issuance of preferred stock ...........................................          --          584,000
                                                                                          -----------    -----------
           Net cash (used) provided by financing activities ...........................       (18,927)     7,866,414
                                                                                          -----------    -----------
NET INCREASE (DECREASE) IN CASH .......................................................    (2,257,525)     5,971,722
Cash, beginning of period .............................................................     5,328,781         75,181
                                                                                          -----------    -----------
Cash, end of period ...................................................................   $ 3,071,256    $ 6,046,903
                                                                                          ===========    ===========
Supplemental disclosure of cash flow information:
Interest paid .........................................................................   $      --      $   122,107
Taxes paid ............................................................................   $     4,800    $       800

           See accompanying notes to consolidated financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Note 1-           BASIS OF PRESENTATION:

                The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the nine months ended December 31, 1997, and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's Annual report on Form 10-KSB for the fiscal year ended March 31, 1997, and all amendments thereto, as filed with the Securities and Exchange Commission.

 Note 2-          ORGANIZATION:

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

                  On July 31, 1996,  the Company  consummated  an agreement  and acquired 51% of the outstanding common stock of Mantra Technologies, Inc. and an option to acquire the remaining 49% of the outstanding shares of common stock for an aggregate purchase price of $500,000. Pursuant to the terms of the agreement, the Company has the right to acquire the remaining 49% of the outstanding shares of common stock in exchange for an aggregate 1,000, 000 shares of the Company's common stock. In order for the Company to exercise its options, the closing bid price of its common stock must have been at least $5.00 for the 30 trading days prior to the date of the exercise.

                   U.S. WIRELESS CORPORATION AND SUBSIDIAIRIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-           EQUIPMENT, IMPROVEMENTS AND FIXTURES:

                                 December 31, March 31,
                                 1997         1997
Equipment ....................   $ 544,524    $ 256,050
                                              ---------
Furniture and fixtures .......      72,187       43,642
                                 ---------    ---------
                                   616,711      299,692
Less: accumulated depreciation
and amortization .............    (176,648)     (18,481)
                                 ---------    ---------
                                 $ 440,063    $ 281,211
                                 =========    =========

 Note 4-          STOCK OPTIONS:

                  During the year ended March 31, 1997, the Company issued common stock options to its employees and to various consultants performing services for the Company. The options granted to employees vest over three years, expire five years from the date of the grant and have exercise prices ranging from $2 to $5 per share. Substantially all of the options granted to consultants vest immediately, expire five years from the date of the grant and have exercise prices ranging from $2 to $4 per share. At December 31, 1997, there remained 4,752,500 options outstanding of which 579,000 options were exercisable.

                  The difference between the exercise price and the fair market value of the options issued to employees on the dates of the grant were accounted for as unearned compensation and amortized to expense over the related vesting period. During the fiscal year ended March 31, 1997, $1,549,453 of unearned compensation was recorded, of which $271,535 was amortized to expense. During the nine months ended December 31, 1997, $387,360 of unearned compensation was amortized to expense. The remaining unamortized balance of unearned compensation at December 31, 1997 was $890,558 as reflected in the accompanying balance sheet.

Note 5-           STOCKHOLDERS' EQUITY:

                  At the Company's annual meeting in December 1997, the Company's stockholders voted to merge Labyrinth into the Company, whereby the Company would be the surviving company. The Company proposed to offer to issue an aggregate of
                  4,498,200 shares of Common Stock to Labyrinth stockholders, pro-rata, for the remaining 490,00 or 49% of shares of Labyrinth, the exchange rate being 9.18 shares of the Company's Common Stock for each share of the outstanding shares of Labyrinth's common stock. The shares of the Company's Common Stock to the Labyrinth stockholders is subject to a vesting schedule, subject to the Company meeting certain quantitative goals. On January 12, 1998 Labyrinth submitted an exchange offer to its stockholders, and has received confirmation that stockholders

                   U.S. WIRELESS CORPORATION AND SUBSIDIAIRIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   have agreed to the exchange.  The Company  estimates that the transaction shall be consummated within the next 30 days.

Note 6-           NEW ACCOUNTING PRONOUNCEMENT:

                  For the quarter ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Under this standard, the Company is required to report basic and diluted earnings
                  (loss) per share. Basis earnings (loss) per share is calculated by dividing the net income (loss) for each period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the three and nine month periods ended December 31, 1997 and 1996, there is no difference between basic and diluted earnings (loss) per share as the inclusion of additional potential shares is anti-dilutive due to the net loss presented in each period.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITIONS
                  AND RESULTS OF OPERATIONS

                  GENERAL:

                  The Company was originally organized in February 1993. Historically, through August 15, 1996, the Company's results of operations related primarily to the business operations of a former subsidiary, which ownership was distributed to the Company's shareholders on August 15, 1996. With the acquisition of 51% of the common stock of Labyrinth Communications Technologies Group, Inc. ("Labyrinth") and Mantra Technologies, Inc. ("Mantra") as of July 31, 1996, the Company changed its business focus to its current focus.

                  RESULTS OF OPERATIONS:
                  Nine months ended December 31, 1997 compared to the nine months ended December 31, 1996:

                  The Company had no reportable sales during the nine months ended December 31, 1997 as the Company is currently in continuing  its  research,  development  and  testing  of  its products. The Company did report consolidated operating expenses of $2,583,059 during the nine months ended December 31, 1997 which consisted primarily of compensation and administrative expenses inherent in the start up of operations in its new operating venue. Also included in operating expenses for the nine months ended December 31, 1997 is $387,360 of amortization of unearned compensation resulting from the issuance of stock options and $158,167 of depreciation and amortization on the Company's fixed assets.

                  Three months ended December 31, 1997 compared to the three months ended December 31, 1996:

                  The Company had no reportable sales during the three months ended December 31, 1997. The Company did report consolidated operating expenses of $929,335 which consisted primarily of compensation and administrative expenses inherent in the start up of operations in its new operating venue. Also included in operating expenses for the three months ended December 31, 1997 is $129,120 of amortization of unearned compensation resulting from the issuance of stock options and $ 45,000 of depreciation and amortization on the Company's fixed assets.

                  RESEARCH AND DEVELOPEMNT-FUTURE OPERATIONS

                  Labyrinth anticipates that the research, development and testing of products will continue for approximately six to twelve more months, though the Company is currently marketing its products to the wireless community. Labyrinth does not anticipate generating revenues from operations until the end of calendar 1998 or beginning of calendar 1999. The Company's funding has been and shall continue to be used for general corporate purposes including salaries, fees and expenses, as well as for developing prototypes and producing a limited quantity of RadioCameras for testing, evaluations with potential clients and for marketing operations. Mantra has completed the development of its technology and is currently engaging in the process of marketing its technology to the Internet community and providing demonstrations and distributing prototypes for testing and evaluation by potential customers.

                  LIQUIDITY AND CAPITAL RESOURCES

                  At December 31, 1997, the Company reported working capital of $2,973,491. As of this date, the Company had $3,071, 256 in business checking , certificates of deposit and money market accounts. The Company believes that its available cash as of December 31, 1997 will be sufficient to fund its operating needs through the balance of the 1999 fiscal year.

                  Trends Affecting Liquidity, Capital Resources and Operations:

                  As the nature of the Company's operations have shifted to the development stage operations, management is currently not aware of any trends that may affect its liquidity, capital resources and operations. The Company's future operations however, could be adversely affected if the Company's timetable for the development, marketing and manufacturing of its products exceeds the available capital; resources. The primary initial expenses of the new operations will include the salaries of some of its officers, who comprise the research and development team. The Company may need additional financing in order to complete its product development and testing for marketing and sales. The Company's limited resources, in addition to its anticipated continued research, development and testing for approximately 6 -12 months, may cause significant strain on the Company's management, technical, financial and other resources.

Item 4.                    Submission of Matters to a Vote of Security Holders:

         On December 5, 1998, the Company held an annual meeting of its stockholders, during which it proposed to (i) election of four (4) persons nominated by the Board of Directors as directors (ii) the ratification of the proposal to approve the Corporation's Senior Management Incentive Plan (iii) the ratification of the proposal to approve amendments to the Corporation's Certificate of Incorporation and By-Laws regarding the indemnification rights of the Corporation's Directors and Executive Officers and (iv) to ratify a proposal to merge Labyrinth Communication Technologies Group, Inc., with and into the Corporation.

         The voting tabulations regarding the proposals before the stockholders were as follows:

         1. Election of the Board of directors

                         Votes Cast      Withhold
Nominees                   For           Authority to Vote
Dr. Oliver Hilsenrath    5,512,306       6,125
David Tamir ..........   5,512,381       6,050
Regina Gindin ........   5,512,381       6,050
Dennis Francis .......   5,512,381       6,050

         2. Ratification of the Company's Senior Management Incentive Plan:

               Votes Cast     Votes Cast
               For            Against                   Abstain
               ----------     ----------                -------
               5,500,438      13,893                    4,100

         3. Amendments to the Company's Certificate of Incorporation and By-Laws regarding the indemnification rights of the Company's Directors and Executive
Officers:

Votes Cast   Votes Cast
    For ..   Against      Abstain
----------   ----------   ---
 5,506,124       11,707   600

         4. Proposal to merge Labyrinth Communication Technologies Group, Inc., into the Company:

Votes Cast   Votes Cast
    For ..   Against      Abstain
----------   ----------   -----
 5,515,556          950   1,925

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


U.S. Wireless Corporation
(Registrant)


February 18, 1998                                  By: \s\ Dr. Oliver Hilsenrath
Date                                                       Dr. Oliver Hilsenrath
                                                         Chief Executive Officer