Form 10QSB/A
period 1997-12-31
U S WIRELESS CORP
filed 1998-04-06
CIK 912083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 0-24742


                            U.S. WIRELESS CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                    13-3704059
(State of Incorporation)                    (I.R.S. Employer Identification No.)

            2303 Camino Ramon, Suite 200, San Ramon, California 94583
                    (Address of Principal Executive Offices)

                                 (925) 830-8801
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

     Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan conformed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.01 per share, 11,823,331 shares outstanding as of March 31, 1998.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                               Page

PART 1.            FINANCIAL INFORMATION

ITEM 1-  FINANCIAL STATEMENTS

         Consolidated balance sheets as of December 31, 1997 (Unaudited)
           and March 31, 1997                                                                                  3

         Consolidated statements of operations (Unaudited) for the nine and three
           months ended December 31, 1997 and December 31, 1996                                                4

         Consolidated statements of cash flows (Unaudited) for the nine months ended
           December 31, 1997 and December 31, 1996                                                             5

         Notes to financial statements (Unaudited)                                                             6


ITEM 2-       MANAGEMENT'S DISCUSSION AND ANALYSES OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                    9

PART II.          OTHER INFORMATION                                                                            11

Signatures                                                                                                     13


                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                     December 31,   March 31,
                                                                                     1997           1997
                                                                                     (Unaudited)    (Note 1)

                                                            ASSETS

Current assets:
 Cash and cash equivalents .......................................................   $  3,071,256    $  5,328,781
 Other current assets ............................................................          3,500           3,500
                                                                                     ------------    ------------
         Total current assets ....................................................      3,074,756       5,332,281
                                                                                     ------------    ------------

Equipment, improvements and fixtures, net
  of accumulated depreciation and amortization ...................................        440,063         281,211

Other assets .....................................................................          4,667           4,667
                                                                                     ------------    ------------
         Total assets ............................................................   $  3,519,486    $  5,618,159
                                                                                     ============    ============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses ...........................................   $     88,645    $    140,550
 Obligations under capital leases, current .......................................         12,620          25,238
                                                                                     ------------    ------------

         Total current liabilities ...............................................        101,265         165,788
                                                                                     ------------    ------------
Obligations under capital leases, non-current ....................................         39,118          45,427
                                                                                     ------------    ------------

         Total liabilities .......................................................        140,383         211,215
                                                                                     ------------    ------------

Minority interest in subsidiaries ................................................      1,484,549       1,529,534
                                                                                     ------------    ------------

 Stockholders' equity:
  Common  stock,  $.01 par  value, 40,000,000    shares  authorized;  issued  and
    outstanding at Dec 31, 1997, 7,325,245 shares; at March 31, 1997, 10,031,250
    shares .......................................................................         73,252         100,312
 Additional paid-in capital ......................................................     18,950,839      20,493,262
 Unearned compensation ...........................................................       (890,558)     (1,277,918)
 Stock subscription receivable ...................................................           --        (1,569,483)
 Accumulated deficit .............................................................    (16,238,979)    (13,868,763)
                                                                                     ------------    ------------
         Total stockholders' equity ..............................................      1,894,554       3,877,410
                                                                                     ------------    ------------
         Total liabilities and stockholders' equity ..............................   $  3,519,486    $  5,618,159
                                                                                     ============    ============



           See accompanying notes to consolidated financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                 Nine Months Ended                                             Three Months Ended
                                            Dec 31,        Dec 31,        Dec 31,        Dec, 31
                                            1997           1996           1997           1996
                                            -----          -----          ------         -----

Net sales ...............................   $      --      $      --      $      --      $      --
                                            -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
 Operating expenses .....................     2,583,059        534,136        927,335        434,204
 Interest income, net of interest expense      (167,861)       (65,127)       (53,359)       (43,258)
 Common stock issued for services .......       424,000
 Write off of excess cost over basis of
    net assets acquired .................          --        2,250,000           --       ____-_____
                                            -----------    -----------    -----------    -----------

         Total costs and expenses .......     2,415,198      3,143,009        873,976        390,946
                                            -----------    -----------    -----------    -----------

Loss before minority interest,
  discontinued operations and
  change in accounting principle ........    (2,415,198)    (3,143,009)      (873,976)      (390,946)

Minority interest in net
   loss of subsidiaries .................        44,985        389,856         18,438        131,081
                                            -----------    -----------    -----------    -----------

Net loss before discontinued operations
  and change in accounting ..............    (2,370,213)    (2,753,153)      (855,538)      (259,865)
  principle

Discontinued operations .................          --       (1,010,312)          --             --
                                            -----------    -----------    -----------    -----------

Net loss before change
     in accounting principle ............    (2,370,213)    (3,763,465)      (855,538)      (259,865)

Change in accounting principle ..........          --         (459,435)          --             --
                                            -----------    -----------    -----------    -----------

Net loss ................................   $(2,370,213)   $(4,222,900)   $  (855,538)   $  (259,865)
                                            ===========    ===========    ===========    ===========

Basic and Diluted loss per common share .   $      (.32)   $      (.64)   $      (.12)   $      (.03)
                                            ===========    ===========    ===========    ===========

Weighted average number of
   common shares outstanding ............     7,325,245      6,601,940      7,325,245      9,037,931
                                            ===========    ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash


                                                                                         Nine Months Ended
                                                                       December 31,                                December 31,
                                                                              1997                                        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ....................................................................................   $(2,370,213)   $(4,222,900)
                                                                                                  -----------   -----------
Adjustments to reconcile net loss to cash used
 for operating activities:
  Cumulative effect of a change in accounting principle .....................................          --          459,435
Loss on discontinued operations .............................................................          --        1,010,312
Depreciation ................................................................................       158,167         15,000
Write off of excess cost over basis of net assets acquired ..................................          --        2,250,000
Amortization of unearned compensation .......................................................       387,360           --
Minority interest in net losses of subsidiaries .............................................       (44,985)      (389,856)
Issuance of common stock for compensation
    and financing costs .....................................................................          --          440,000
Increase (Decrease) from changes in assets and
   liabilities:
         Deposits ...........................................................................          --           (2,667)
         Due from stockholder ...............................................................          --          104,905
         Accounts payable and accrued expenses ..............................................       (51,905)        62,144
         Decreases in net assets of discontinued operations .................................          --       (1,329,318)
Total adjustments                                                                                    448,637     2,619,955
                                                                                                  -----------   -----------
         Net cash used by operating activities ..............................................    (1,921,576)    (1,602,945)
                                                                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment, improvements and fixtures .......................................      (317,022)      (132,554)
  Acquisition of equipment, improvements and fixtures
     by discontinued operations .............................................................          --         (159,193)
                                                                                                 -----------   -----------
         Net cash used by investing activities ..............................................      (317,022)      (291,747)
                                                                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ....................................................          --        6,398,483
  Payments on capital lease obligations .....................................................       (18,927)          --
  Repayments of stockholder advances ........................................................          --         (494,248)
  Net cash  provided by financing activities of
      discontinued operations ...............................................................          --        1,962,179
                                                                                                 -----------   -----------
           Net cash (used) provided by financing activities .................................       (18,927)     7,866,414
                                                                                                 -----------   -----------
NET (DECREASE) INCREASE IN CASH .............................................................    (2,257,525)     5,971,722
Cash, beginning of period ...................................................................     5,328,781         75,181
                                                                                                 -----------   -----------
Cash, end of period .........................................................................   $ 3,071,256    $ 6,046,903
                                                                                                 ===========   ===========
Supplemental disclosure of cash flow information:
Interest paid ...............................................................................   $      --      $   122,107
Taxes paid ..................................................................................   $     4,800    $       800

           See accompanying notes to consolidated financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Note 1.           BASIS OF PRESENTATION

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

         The accompanying unaudited consolidated financial statements for the nine months ended December 31, 1996 have been restated to reflect a write off of excess cost over basis of net assets acquired in the amount of $2,250,000 that resulted from the July 1996 acquisition of 51% of Labyrinth (Note 2) and to correct amounts previously presented as loss from discontinued operations.


 Note 2.          ORGANIZATION

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

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3.           EQUIPMENT, IMPROVEMENTS AND FIXTURES

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
                                 =========    =========

 Note 4.          STOCK OPTIONS

         During the year ended March 31, 1997, the Company issued common stock options to its employees and to various consultants performing services for the Company. The options granted to employees vest over three years, expire five years from the date of the grant, and have exercise prices ranging from $2 to $5 per share. Substantially all of the options granted to consultants vest immediately, expire five years from the date of the grant, and have exercise prices ranging from $2 to $4 per share. At December 31, 1997, there remained 4,752,500 options outstanding, 579,000 of which options were exercisable.

         The difference between the exercise price and the fair market value of the options issued to employees on the dates of the grant were accounted for as unearned compensation and amortized to expense over the related vesting period. During the fiscal year ended March 31, 1997, $1,549,453 of unearned compensation was recorded, $271,535 of which was amortized to expense. During the nine months ended December 31, 1997, $387,360 of unearned compensation was amortized to expense. The remaining unamortized balance of unearned compensation at December 31, 1997 was $890,558 as reflected in the accompanying balance sheet.

Note 5.           STOCKHOLDERS' EQUITY

         At the Company's annual meeting in December 1997, the Company's stockholders voted to merge Labyrinth into the Company, whereby the Company would be the surviving company. The Company proposed to issue an aggregate of 4,498,200 shares of Common Stock to Labyrinth stockholders, pro-rata, for the remaining 490,000 (or 49%) of shares of Labyrinth, the exchange rate being 9.18 shares of the Company's Common Stock for each of the outstanding shares of Labyrinth's common stock. The shares of the Company's Common Stock to be issued to the Labyrinth stockholders are subject to a vesting schedule and subject to the Company meeting certain quantitative goals. On January 12, 1998, Labyrinth submitted an exchange offer to its stockholders, all of whom agreed to the exchange. The Company estimates that the transaction shall be consummated within the next 30 days.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 6.           NEW ACCOUNTING PRONOUNCEMENT

         For the quarter ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Under this standard, the Company is required to report basic and diluted earnings (loss) per share. Basis earnings (loss) per share is calculated by dividing the net income (loss) for each period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the three and nine month periods ended December 31, 1997 and 1996, there is no difference between basic and diluted earnings (loss) per share as the inclusion of additional potential shares is anti-dilutive due to the net loss presented in each period.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL

         The Company was originally organized in February 1993. Historically, through August 15, 1996, the Company's results of operations related primarily to the business operations of a former subsidiary, the ownership of which was distributed to the Company's shareholders on August 15, 1996. With the acquisition of 51% of the common stock of Labyrinth Communication Technologies Group, Inc. ("Labyrinth") and Mantra Technologies, Inc. ("Mantra") as of July 31, 1996, the Company changed its business focus to its current focus.

RESULTS OF OPERATIONS

Nine months ended December 31, 1997 compared to the nine months ended December 31, 1996

     The Company had no reportable sales during the nine months ended December 31, 1997 and December 31, 1996 as during such periods, the Company was, and still is, continuing the research, development, and testing of its products. The Company reported consolidated operating expenses of $2,583,059 during the nine months ended December 31, 1997: these expenses consisted primarily of compensation and administrative expenses inherent in the commencement of operations in its new operating venue. Also included in operating expenses for the nine months ended December 31, 1997 is $387,360 of amortization of unearned compensation resulting from the issuance of stock options and $158,167 of depreciation and amortization of the Company's fixed assets.

     Operating expenses for the nine months ended December 31, 1996 were $534,136 and reflect the limited operations of Labyrinth and Mantra since their acquisitions by the Company in July 1996. The Company also wrote off $2,250,000 of excess cost over basis of net assets acquired and recorded $424,000 of compensation expense associated with the issuance of common stock during the nine months ended December 31, 1996.

     Three months ended December 31, 1997 compared to the three months ended December 31, 1996

     The Company had no reportable sales during the three months ended December 31, 1997 and December 31, 1996. The Company reported consolidated operating expenses of $927,335 which consisted primarily of compensation and administrative expenses inherent in the commencement of operations in its new operating venue. Also included in operating expenses for the three months ended December 31, 1997 is $129,120 of amortization of unearned compensation resulting from the issuance of stock options and $45,000 of depreciation and amortization of the Company's fixed assets.

         For the three months ended December 31, 1996, operating expenses were $434,204, primarily representing compensation and other administrative expenses since the July 1996 acquisitions of Labyrinth and Mantra.

RESEARCH AND DEVELOPMENT - FUTURE OPERATIONS

         Labyrinth anticipates that the research, development, and testing of its products will continue for approximately six to twelve more months, though the Company is currently marketing its products to the wireless community. Labyrinth does not anticipate generating revenues from operations until the end of calendar 1998 or beginning of calendar 1999. The Company's funding has been and shall continue to be used for general corporate purposes including salaries, fees, and expenses as well as for developing prototypes and producing a limited quantity of RadioCameras for testing, evaluations with potential clients, and for marketing operations. Mantra has completed the development of its technology and is marketing its technology to the Internet community and providing demonstrations and distributing prototypes for testing and evaluation by potential customers.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company reported working capital of $2,973,491. As of this date, the Company had $3,071, 256 in business checking, certificates of deposit, and money market accounts. The Company believes that its available cash as of December 31, 1997 will be sufficient to fund its operating needs through the balance of the 1999 fiscal year.

Trends Affecting Liquidity, Capital Resources and Operations

         As the nature of the Company's operations has shifted to development stage operations, management is not aware of any trends that may affect its liquidity, capital resources, and operations. The Company's future operations, however, could be adversely affected if the Company's timetable for the development, marketing, and manufacturing of its products exceeds the available capital resources. The primary initial expenses of the new operations will include the salaries of some of the Company's officers who comprise the research and development team. The Company may need additional financing in order to complete its product development and testing for marketing and sales. The Company's limited resources, in addition to its anticipated continued research, development, and testing for approximately six to twelve months, may cause significant strain on the Company's management, technical, financial, and other resources.

                                     PART II

Item 1. Legal Proceedings: None

Item 2. Changes in Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders

         On December 5, 1997, the Company held an annual meeting of its stockholders during which it proposed (i) the election of four (4) persons nominated by the Board of Directors as Directors; (ii) ratification of the proposal to approve the Corporation's Senior Management Incentive Plan; (iii) ratification of the proposal to approve amendments to the Corporation's Certificate of Incorporation and By-Laws regarding the indemnification rights of the Corporation's Directors and Executive Officers; and (iv) ratification of the proposal to merge Labyrinth with and into the Corporation.

         The voting tabulations regarding the proposals before the stockholders were as follows:

         1.       Election of the Board of Directors

                        Votes Cast      Withhold
Nominees                For             Authority to Vote
--------                ----------      -----------------
Dr. Oliver Hilsenrath   5,512,306       6,125
David Tamir .........   5,512,381       6,050
Regina Gindin .......   5,512,381       6,050
Dennis Francis ......   5,512,381       6,050

        2.       Ratification of the Company's Senior Management Incentive Plan:

                        Votes Cast      Votes Cast
                        For             Against             Abstain
                        --------------  ---------           -------
                        5,500,438       13,893              4,100

         3. Amendments to the Company's Certificate of Incorporation and By-Laws regarding the indemnification rights of the Company's Directors and Executive
Officers:

  Votes Cast                Votes Cast
  For                       Against                          Abstain
  ---------------------     ----------                       -------
  5,506,124                 11,707                           600



         4. Proposal to merge Labyrinth into the Company:

 Votes Cast                   Votes Cast
 For                          Against                         Abstain
 --------------               ----------                      -------
 5,515,556                    950                             1,925


Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K: None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       U.S. Wireless Corporation
                                                                    (Registrant)


April 3, 1998                                     By:      /s/ Oliver Hilsenrath
-------------                                              ---------------------
Date                                                       Dr. Oliver Hilsenrath
                                                         Chief Executive Officer