Form 10QSB/A
period 1997-09-30
U S WIRELESS CORP
filed 1998-05-11
CIK 912083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-3
                                   (Mark One)

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

                                TABLE OF CONTENTS


                                                                                                      Page

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
              Consolidated condensed balance sheets as of September 30, 1997
              (unaudited) and March 31, 1997 (audited)                                                   3

              Consolidated condensed statements of operations (unaudited) for
              the three and six months ended September 30, 1997 and 1996                                 4

              Consolidated condensed statements of cash flows (unaudited) for
              the six months ended September 30, 1997 and 1996                                           5

              Notes to consolidated condensed financial statements                                       6


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSES OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              9


PART II.  OTHER INFORMATION                                                                             12

Signatures                                                                                              13


                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1997 and March 31, 1997

                                                                              September 30,    March 31,
                                                                               1997            1997
                                                                             (Unaudited)       (Note )
                                     ASSETS
Current Assets:
 Cash and cash equivalents ................................................   $  3,757,815    $  5,328,781
  Other current assets ....................................................          3,500           3,500
                                                                              ------------    ------------
         Total current assets .............................................      3,761,315       5,332,281
                                                                              ------------    ------------

Equipment, improvements and fixtures, net
 of accumulated depreciation and amortization .............................        455,439         281,211

Other assets ..............................................................          4,667           4,667
                                                                              ------------    ------------

         Total assets .....................................................   $  4,221,421    $  5,618,159
                                                                              ============    ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses ....................................   $     39,412    $    140,550
 Obligations under capital leases, current ................................         18,929          25,238
                                                                              ------------    ------------
         Total current liabilities ........................................         58,341         165,788
                                                                              ------------    ------------

 Obligations under capital leases, noncurrent .............................         39,118          45,427
                                                                              ------------    ------------

         Total liabilities ................................................         97,549         211,215
                                                                              ------------    ------------

Minority interest in subsidiaries .........................................      1,502,987       1,529,534
                                                                              ------------    ------------

Stockholders' equity:
 Common stock,$.01 par value, 40,000,000 shares
   authorized; issued and outstanding at Sept 30, 1997,
   7,325,245 shares; at March 31, 1997, 10,031,250 shares .................         73,253         100,312
 Additional paid-in capital ...............................................     18,950,838      20,493,262
 Unearned compensation ....................................................     (1,019,678)     (1,277,918)
 Stock subscription receivable ............................................           --        (1,569,483)
 Accumulated deficit ......................................................    (15,383,438)    (13,868,763)
                                                                              ------------    ------------
         Total stockholders' equity .......................................      2,620,975       3,877,410
                                                                              ------------    ------------
         Total liabilities and stockholders' equity .......................   $  4,221,421    $  5,618,159
                                                                              ============    ============

      See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Six Months Ended             Three Months Ended
                                                Sept 30,       Sept 30,       Sept 30,       Sept 30,
                                                1997           1996           1997           1996
                                                ---------      ---------      ---------      ------


Net sales ...................................   $      --      $      --      $      --      $      --
                                                -----------    -----------    -----------    -----------



Costs and expenses:
Operating expenses ..........................     1,655,724        162,432        911,843        162,432
Interest income, net of interest expense ....      (114,502)       (28,699)       (49,508)       (28,699)
Common stock issued for services ............          --          424,000           --          424,000
Write-off of excess cost over basis of
   net assets acquired ......................          --        2,250,000           --        2,250,000
                                                -----------    -----------    -----------    -----------
Total costs and expenses ....................     1,541,222      2,807,733        862,335      2,807,733
                                                -----------    -----------    -----------    -----------



Loss before minority interest, discontinued
  operations and change in accounting
  principle .................................    (1,541,222)    (2,807,733)      (862,335)    (2,807,733)

Minority interest in net loss of subsidiaries        26,547        258,775         20,341        258,775
                                                -----------    -----------    -----------    -----------

Net loss before discontinued operations
  and change in accounting principle ........    (1,514,675)    (2,548,958)      (841,994)    (2,548,958)

Discontinued operations .....................          --       (1,010,312)          --         (284,932)
                                                -----------    -----------    -----------    -----------

Net loss before change in accounting
  principle .................................    (1,514,675)    (3,559,270)      (841,994)    (2,833,890)
Change in accounting principle ..............          --         (459,435)          --             --
                                                -----------    -----------    -----------    -----------

Net loss ....................................   $(1,514,675)   $(4,018,705)   $  (841,994)   $(2,833,890)
                                                ===========    ===========    ===========    ===========


Net loss per common share ...................   $      (.21)   $      (.75)   $      (.11)   $      (.42)
                                                ===========    ===========    ===========    ===========


Weighted average number of common
  shares outstanding ........................     7,325,245      5,377,289      7,325,245      6,739,608
                                                ===========    ===========    ===========    ===========


      See accompanying notes to consolidated condensed financial statements

                    U.S WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                Six Months Ended
                                                              Sept 30,       Sept 30,
                                                              1997           1996
                                                              ------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .................................................   $(1,514,675)   $(4,018,705)
Adjustments to reconcile net loss to cash used
  for operating activities:
  Cumulative effect of a change in accounting
   principle ..............................................          --          459,435
Loss on discontinued operations ...........................          --        1,010,312
Depreciation ..............................................       113,167          9,240
Write-off of excess cost over basis of net assets acquired           --        2,250,000
Minority interest in net losses of subsidiaries ...........       (26,547)      (258,775)
Amortization of unearned compensation .....................       258,240           --
 Issuance of common stock for compensation and
   financing costs ........................................          --          440,000
Increase (Decrease) from changes in assets and
  liabilities:
         Deposits .........................................          --           (2,000)
         Due from Stockholder .............................          --          104,905
         Accounts payable and accrued expenses ............      (101,138)      (157,815)
         Decrease in net assets of discontinued operations           --       (1,329,318)
                                                              -----------    -----------

         Net cash used for operating activities ...........    (1,270,953)    (1,492,721)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment, improvements and fixtures .....      (287,395)          --
  Acquisition of equipment, discontinued operations .......          --         (159,193)
                                                              -----------    -----------

         Net cash used for investing activities ...........      (287,395)      (159,193)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations ...................       (12,618)          --
  Repayments of stockholder advances ......................          --         (494,248)
  Proceeds from issuance of Common Stock ..................          --        4,406,000
  Net cash provided by financing activities of discontinued
    operations ............................................          --        1,962,179
                                                              -----------    -----------

         Net cash (used) provided by financing activities .       (12,618)     5,873,931
                                                              -----------    -----------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS ....................................    (1,570,966)     4,222,017
  Cash, beginning of period ...............................     5,328,781         75,181
                                                              -----------    -----------
  Cash, end of period .....................................   $ 3,757,815    $ 4,297,198
                                                              ===========    ===========
Supplemental disclosure of cash flow information:
   Interest paid ..........................................   $      --      $    91,838
   Taxes paid .............................................   $     4,800    $       800



      See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.           BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the six months ended September 30, 1997 and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's Annual Report on Form 10-KSB, and amendments thereto, for the fiscal year ended March 31, 1997, as filed with the Securities and Exchange Commission.

         The accompanying unaudited consolidated condensed financial statements for the three and six months ended September 30, 1996 have been restated to reflect a write off of excess cost over basis of net assets acquired in the amount of $2,250,000 that resulted from the July 1996 acquisition of 51% of Labyrinth (Note 2) and to correct amounts previously presented as loss from discontinued operations.

NOTE 2.           ORGANIZATION

Labyrinth Communication Technologies Group, Inc.

         On July 31,1996, the Company consummated a stock purchase agreement and acquired 51% of the outstanding shares of common stock of Labyrinth Communication Technologies Group, Inc. ("Labyrinth"), whereby 20% of the shares were acquired for $2,000,000 from Labyrinth and an additional 31% was acquired from the principal stockholder of Labyrinth for 2,250,000 shares of the Company's Common Stock. Upon consummation of this acquisition, the founding shareholder of Labyrinth, Dr. Oliver Hilsenrath, was appointed the Company's President and Chief Executive Officer. Labyrinth is a development stage company engaged in the research and development of wireless communications technology.

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

NOTE 3.           EQUIPMENT, IMPROVEMENTS AND FIXTURES

                  Equipment, improvements and fixtures at September 30, 1997 and March 31, 1997 consisted of the following:

                                                                      September 30,             March 31,
                                                                         1997                      1997

         Equipment                                                    $496,516                  $ 256,050
         Furniture and fixtures                                                                    72,090                     43,642
                                                                                               ----------                ----------
                                                                       568,606                    299,692
         Less: accumulated
         depreciation and amortization                                                          (113,167)                  ( 18,481)
                                                                                                ---------                  ---------

                                                                       $455,439                  $281,211
                                                                       =========                 ========

NOTE 4.           STOCK OPTIONS

     During the year ended March 31, 1997, the Company issued Common Stock options to its employees and to various consultants performing services for the Company. The options granted to employees vest over three years, expire five years from the date of the grant, and have exercise prices ranging from $2 to $5 per share. Substantially all of the options granted to consultants vest immediately or pursuant to vesting schedules, expire five years from the date of grant, and have exercise prices ranging from $2 to $4 per share.

     At September 30, 1997, there remained approximately 4,191,500 options outstanding, all but 1,550,000 of which are subject to vesting schedules.

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

NOTE 5.           STOCKHOLDERS' EQUITY

     At the Company's annual meeting scheduled for November 25, 1997, the Company's stockholders shall vote on a proposal approved by the Corporation's Board of Directors to merge Labyrinth into the Company, whereby the Company will be the surviving company. The Company is presently the parent company (owning 51% of the outstanding shares) of Labyrinth. Labyrinth is a private company which is the developer of the RadioCamera and the Company's geo-location technology. The Company proposes to issue an aggregate of 4,500,000 shares of Common Stock to the Labyrinth stockholders, pro rata, for the remaining 49% of shares of Labyrinth. The Company shall effect this transaction by offering approximately 9.18 shares of the Company's Common Stock for each share of Labyrinth's common stock outstanding. If approved, the 4,500,000 shares shall be issued in accordance with restricted share agreements which shall include vesting schedules based on time and the Company's performance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

     The Company was originally organized in February 1993. Historically, through August 15, 1996, the Company's results of operations related primarily to the Company's former majority owned subsidiary, Play Co. Toys & Entertainment Corp. ("PCT"). With the acquisition of 51% of the common stock of each of Labyrinth and Mantra, as of July 31, 1996, the Company changed its business focus from that of a holding company for retail operations to that of a holding company for research and development in the technology industry, in particular, that related to wireless communication and Internet and data base interface technology. Accordingly, the results of operations for the three and six month periods ending September 30, 1996, during which the Company maintained its investment in PCT, until its spin-off effective August 15, 1996, are not directly comparable to the three and six month periods ended September 30, 1997.

RESULTS OF OPERATIONS

     Six months ended September 30, 1997 compared to the six months ended September 30, 1996

     The Company had no reportable sales during the six months ended September 30, 1997 and September 30, 1996, as a result of the aforesaid change in its business focus.

     The Company reported consolidated operating expenses of $1,655,724 during the six months ended September 30, 1997: these expenses consisted primarily of compensation and other administrative expenses and the costs of purchasing materials and building prototypes of the RadioCamera for testing and demonstration. Additionally, expenditures were incurred in the development and building of the rev. B RadioCamera prototype with enhanced functions which the Company estimates shall be ready for testing and demonstration within the next few months. Operating expenses for the six months ended September 30, 1996 were $162,432 and reflect the limited operations of Labyrinth and Mantra since their acquisitions by the Company in July 1996.

     In July 1997, the Company, with the Western Wireless Corp. network, commenced the testing and demonstration of the RadioCamera in Billings, Montana. This testing and demonstration shall continue, and the Company plans to expand the testing in the coming months to include the rev. B model of the RadioCamera.

     Additional costs included the costs of the Company's October 1997 attendance and set-up of a booth at the Cellular Technology Industry Association ("CTIA") conference in Seattle, Washington. The Company used the CTIA conference as a forum to unveil the RadioCamera and its test results to the cellular industry. Dr. Hilsenrath, the Company's Chief Executive Officer, spoke on two panels regarding the cellular industry and the advantages offered by geographical location information.

     In August 1997, the Company commenced the marketing and joint development of a manufacturing plan with Mirae Communications Co., Ltd., in Seoul, Korea.

     During the six months ended September 30, 1996, the Company wrote off $2,250,000 of excess cost over basis of net assets acquired in connection with the July 1996 acquisitions of Labyrinth and Mantra.

Three months ended September 30, 1997 compared to the three months ended September 30, 1996

     The Company had no reportable sales during the three months ended September 30, 1997 and September 30,1996. The Company reported consolidated operating expenses of $911,843 which consisted primarily of compensation and other administrative expenses and the costs of purchasing materials and building prototypes of the RadioCamera for testing and demonstration. Additionally, expenditures were incurred in the development and building of the rev. B RadioCamera prototype with enhanced functions which the Company estimates shall be ready for testing and demonstration within the next few months. Operating expenses for the three months ended September 30, 1996 were $162,432 and reflect the limited operations of Labyrinth and Mantra since their acquisitions by the Company in July 1996. During the three months ended September 30, 1996, the Company wrote off $2,250,000 of excess cost over basis of net assets acquired in connection with the July 1996 acquisitions of Labyrinth and Mantra.

RESEARCH AND DEVELOPMENT  -  FUTURE OPERATIONS

     Labyrinth anticipates that the research, development, testing, and demonstration stages of the RadioCamera will continue for approximately six to twelve months. Accordingly, Labyrinth does not anticipate generating any revenues from operations during such period. The funds raised by Labyrinth through a private placement and its sale of 51% of its common stock to the Company will be used for general corporate purposes including salaries, fees, and expenses as well as for developing prototypes and, eventually, the initial marketing of its planned products.

     Mantra is also in the development stage. It is developing a software package that operates in the background of the personal computer to access Internet data which correlates to the users' personality/profile and business objectives. This service shall be designed to optimize search time and use on the Internet. Mantra is currently developing the technology and is testing and demonstrating its initial prototype. In addition, Mantra is marketing its technology to potential joint venture partners to enhance already marketed products.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company reported working capital of $3,702,974. As of such date, the Company had $3,757,815 in business checking and money market accounts. The Company believes that its available cash as of September 30, 1997 will be sufficient to fund its operating needs through the balance of the year.

Trends Affecting Liquidity, Capital Resources and Operations

     As the nature of the Company's operations has shifted to development stage operations, management is not aware of any trends that may affect its liquidity, capital resources, and operations. The Company's future operations, however, could be adversely affected if the Company's timetable for the development, marketing, and manufacturing of its products exceeds the available capital resources. The primary initial expenses of the new operations will include the salaries of some of its officers who comprise the research and development team. The Company may need additional financing in order to complete its product development and testing for marketing and sales. The Company's limited resources may cause significant strain on the Company's management, technical, financial, and other resources.

Inflation and Seasonality

         Inflation and seasonality are not expected to have a material effect on the Company's liquidity, capital resources, and operating activities.

                                     PART II

Item 1.           Legal Proceedings:  None

Item 2.           Changes in Securities and Use of Proceeds:     None

Item 3.           Defaults Upon Senior Securities:  None

Item 4.           Submission of Matters to a Vote of Security Holders:  None

Item 5.           Other Information:                 None

Item 6.           Exhibits and Reports on Form 8-K:  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       U.S. Wireless Corporation
                                                                    (Registrant)


May 6, 1998                                       By:      /s/ Oliver Hilsenrath
Date                                                       Dr. Oliver Hilsenrath
                                                          Chief Executive Office