Form 10KSB
period 1998-03-31
U S WIRELESS CORP
filed 1998-07-14
CIK 912083

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

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

            2303 Camino Ramon, Suite 200, San Ramon, California 94583
               (Address of principal executive offices) (Zip Code)

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

     The Company had no revenues from operations during the fiscal year ended March 31, 1998.

     The aggregate market value of the voting stock (consisting of Common Stock, par value $.01 per share) held by non-affiliates on March 31, 1998 was approximately $18,878,566, based upon the average closing bid and asked prices for such Common Stock on said date ($2.81), as reported by a market maker. On such date, there were 11,823,331 shares of Company's Common Stock outstanding.

STATEMENTS CONTAINED IN THIS REPORT WHICH ARE NOT HISTORICAL FACTS MAY BE CONSIDERED FORWARD LOOKING INFORMATION WITH RESPECT TO PLANS, PROJECTIONS, OR FUTURE PERFORMANCE OF THE COMPANY AS DEFINED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General

         US Wireless Corporation (the "Company") was organized in the State of Delaware in February 1993. In July 1996, the Company acquired 51% of the outstanding shares of common stock of each of Mantra Technologies, Inc. ("Mantra") and Labyrinth Communication Technologies Group, Inc. ("Labyrinth"), both Delaware corporations formed in July and June 1996, respectively, by Dr. Oliver Hilsenrath. In January 1998 the Company submitted an exchange offer to the Labyrinth stockholders, who approved the exchange in March 1998, at which time Labyrinth merged with and into the Company. All references to the Company include its subsidiary, Mantra.

The Company

         The Company designs, develops and markets wireless network infrastructure products for the emerging wireless location services marketplace. The Company's products will allow wireless service providers to render geolocation, or the ability to pinpoint the geographic location of a mobile telephone subscriber anywhere within a wireless network. The Company's current focus is to design and develop products targeted at the emerging E-9-1-1 marketplace, a subset of the wireless location services industry. Additionally, the Company seeks to offer, or provided the technology enabling, value added services such as E-4-1-1 information services, database management, network management services, asset/vehicle tracking and a variety of other geolocation applications.

         The Company's products are based on management's extensive experience in array processing (antenna radio signal processing), as well as the Company's proprietary Location Radio Fingerprinting (LRF) technology. The Company's initial product, the RadioCamera(TM), is the first of several products designed to add functionality to wireless networks by providing geolocation capabilities. Presently, the Company is engaged in Beta testing of its AMPS version of the RadioCamera and has begun the development of TDMA and CDMA modifications, which are scheduled for testing by year end.

History

     Prior to the acquisitions of Labyrinth and Mantra in July 1996, the Company was a holding company and the parent company of Playco Toys & Entertainment Corp. ("Playco"), a retailer of children's toys and hobby items. In October 1996, the Company filed an amendment to its Certificate of Incorporation changing its name from American Toys, Inc. to U.S. Wireless Corporation. Simultaneously with its name change, its trading symbol was changed from "ATOY" to "USWC." In August 1996, pursuant to the authorization of the Company's Board of Directors and the consent of its then majority stockholder, the Company distributed its ownership of Playco to its shareholders, thereby divesting itself entirely of its ownership interest in Playco

         Consolidation of Labyrinth Communication Technologies Group, Inc.

         In March 1998 the Company consummated the merger of Labyrinth with and into the Company, pursuant to its December 1997 stockholders meeting, at which the stockholders approved a proposal to acquire the remaining 49% of Labyrinth in exchange for an aggregate of 4,498,200 shares of the Company's Common Stock. The issuance of the shares is subject to a vesting schedule, as follows: (i) 20% of the shares issued vest one year from issuance; (ii) an additional 40% vest upon the successful completion and operation of the RadioCamera in its first major market; and (iii) the remaining 40% vest when the Company reaches sales of $15,000,000. In addition to the above vesting schedule, the management of Labyrinth is subject to an additional vesting schedule, in accordance with their employment contracts and restricted share agreements, which were simultaneously amended in accordance with the exchange offer, whereby the shares underlying
(i)-(iii) above vest at the rate of 1/3 each year.

Wireless Communications Industry Overview

         Over the past decade, there has been a rapid growth in the wireless communication industry, with a proliferation of "cellular" telephones and other wireless communication devices. Originally associated with a wealthy and elite segment of the population, these devices are now available to and utilized by a wide cross section of consumers. This rapid market growth has been stimulated by increasingly affordable wireless services and handsets, a favorable regulatory environment, and growing competition among service providers.

         The Strategis Group, Inc., a telecommunications consulting firm, estimated that the number of wireless subscribers in the United States, including cellular, PCS and ESMR, would increase from approximately 46 million at the end of 1996 to approximately 102 million by the end of 2000. By the end of 1997, the number of subscribers in the United States had already reached approximately 55 million, or 20% of the population.

     To accommodate the increased consumer demand for wireless services, the industry has aggressively continued its buildup of wireless infrastructure, and commenced in the usage of more efficient standards such as TDMA, CDMA, GSM, ESMR and PCS. The introduction of these standards into the market has additionally served as a selling point for manufacturers and service providers in the already extremely competitive arena of telecommunications.

         The competitive environment in telecommunications is increasingly forcing network providers to differentiate their offerings. As network providers strive to capture or maintain market share and stimulate usage, it is anticipated that the service providers, either themselves or through third party value added service providers, must offer as standard features many valued added services that were once offered as premium applications. These applications include emergency E-9-1-1 service, enhanced 4- 1 (caller-location based information services), asset tracking, vehicle location, data base management and network management. Once deployed, the Company anticipates that value added services facilitated by location sensitive applications have the potential to further expand the market for wireless communications by allowing service providers to increase revenue-generating traffic on their networks.

Wireless Enhanced 9-1-1 Industry Background

     With over 20% of the U.S. population using wireless telephones, the number of emergency calls from wireless devices to 9-1-1 is dramatically increasing. In 1996, the average daily number of wireless calls to emergency 9-1-1 totaled approximately 83,000 nationwide. By the turn of the century, this number is expected to top 130,000 calls per day, approaching the daily number of 9-1-1 calls initiated from traditional wire-line networks.

         As the number of wireless telephone calls to PSAPs (Public Safety Answering Points, i.e. regional emergency call centers) increase dramatically, PSAPs are reporting an increasing number of challenges that impede their ability to assist people in emergencies when receiving emergency calls from wireless handsets. Problems include an increasing volume of calls, as well as response time for emergency personnel.

         When a dispatcher receives an emergency call from a traditional wire-line telephone, the address and call back number of the calling party are displayed directly in front of the dispatcher, who merely confirms the information. The typical time a dispatcher spends confirming the location of a wire-line call is five to 10 seconds. In contrast, when an emergency operator receives a wireless call, the location and callback number of the caller is not immediately available, and PSAP dispatchers regularly spend up to several minutes on each call, attempting to establish a location. Wireless callers are often unsure of their exact location, especially at night, or when the trauma of an accident or emergency has reduced cognizance. The dispatcher must therefore stay on the line longer. This process can be further complicated if the caller is moving at the time of the emergency call. When the location cannot be determined, multiple response units must be dispatched to find the caller.

Government Regulations

         As a result of these and other safety issues, the wireless industry, the PSAPs and members of the E-9-1-1 community and the FCC began joint efforts in mid-1994 to solve the technological and policy hurdles in providing location information for wireless 9-1-1 calls. In June 1996, the FCC issued a Report and Order in Docket 94-102, formalizing certain performance requirements, and implementing a schedule for wireless service providers to establish geolocation capabilities. In so doing, the FCC ordered that the deployment and integration of wireless E-9-1-1 features and functions be accomplished in two phases:

         Phase I.

         The first phase requires wireless service providers to report the callback number and originating cell site and/or sector of a 9-1-1 call to PSAP operators. The mandate requires that commencing in October 1997, wireless service providers initiate action to comply with Phase I, and develop the ability to provide callback numbers and cell or sector origination information to any qualified PSAP within their coverage zone who requests such information. The service provider must commence providing such information to qualified requesting PSAPs within six months of the PSAP's request. Service providers have commenced the implementation of products in order to meet Phase I of the FCC mandate, and it appears that carriers are actively proceeding with the Phase I implementation. Several carriers are implementing their own solutions, while others are contracting with independent providers to enable this functionality. The FCC has decreed that service providers not meeting the mandate requirements will be subject to fines, sanctions and possible loss of operating rights in terms of access to spectrum.

         Phase II.

         The second phase requires wireless service providers to pinpoint and report to the PSAPs the location of all 9-1-1 callers within an accuracy of 125 meters in 67% of all cases, using root mean square techniques. The FCC has mandated completion of Phase II by October 1, 2001.

         The Phase I and Phase II requirements apply only if a PSAP capable of receiving and utilizing the data associated with the service has formally requested the service, and a mechanism (legislation) for recovering the costs of the service is in place. For Phase I, it is required that the wireless service providers initiate action to comply by October 1997, whereas for Phase II, it is required that wireless service providers have the ability to provide the required data by October 1, 2001.

RadioCamera and the LRF Technology Solution

         The Company's network systems use the reflected propagation of a subscriber's radio signals toward the base station in processing calls. Although the mobile telephone user rarely has a clear line of site to the base station, the call is successfully carried from the user's handset to the processing base station by multiple reflections. The signals "bounce" off buildings and other obstacles which hinder the line of sight from the caller to the base station. In this manner, an array of reflected signals reaches the base station by indirect paths. This array of reflections is known by the term "multipath," and alludes to the multiple paths that transport the signal.

         The LRF technology developed by the Company enables wireless networks to learn the location-related behavior of a subscriber's radio signals, and correlates this behavior with physical locations in the coverage area. This local behavior is dependent primarily on the propagation pattern of the radio signal through multipath rays. Because the RadioCamera technology keys to radio wave fronts, as opposed to the modulated content of the radio waves, the Company's management believes that it can quickly develop LRF technology compatible with all leading analog and digital wireless standards.

         Unlike other location-based technologies being developed, LRF technology does not require a direct line of sight to the caller from multiple base stations. As the multipath mechanism which transports the calls from various locations to a base station is complex, each signal has a unique signature or "fingerprint," which is particular to a certain location and is well suited for learning, recording and reusing. The RadioCamera learns these "fingerprint" patterns and logs them into a reference database, thereby identifying calls coming from the same location by their similar multipath fingerprint. Thus, after a certain amount of training, a network equipped with LRF technology can correlate radio signals with the origin of the call.

         The information generated by each RadioCamera is downloaded to centralized database hubs, which can then route the geolocation information to PSAPs and other service providers. Thus, the RadioCamera provides a cost effective and high performance geolocation solution with a unique strength in the metropolitan areas. Further, the RadioCamera is packaged as a standard rack mounted unit that integrates into existing wireless network base stations.

Testing and Evaluation

         The Company has completed the basic design and development of the RadioCamera and is presently testing the AMPS version in accordance with testing and evaluation programs. Additionally, the Company has commenced the development of TDMA and CDMA modifications for the RadioCamera in order to offer location services for these standards. Since the initial development of the RadioCamera, the Company has conducted and continues to conduct extensive lab and field testing to refine its performance. The Company is currently conducting field trials within the Western Wireless network in Billings, Montana; within the Bell Atlantic Mobile wireless network in Baltimore, Maryland; and on two Company operated test sites in Oakland, California. The RadioCamera currently exceeds the location determining accuracy required by Phase II of the FCC mandate. To date, the Company is not aware of any network based systems which have been successfully tested or are currently being tested in Metropolitan areas.

         In July 1997, the Company signed a joint product evaluation agreement with Western Wireless to test the RadioCamera in urban and suburban environments within the Western Wireless network in Billings, Montana. The initial testing, which began in August 1997, has been successful and has continued and expanded to additional cell sites. The current trial will include an "end to end" demonstration of the RadioCamera's functionality, from the location of the caller, to the delivery of the location information at the PSAP.

         In December 1997, the Company entered into a testing evaluation agreement with Bell Atlantic Mobile to integrate the RadioCamera within its wireless network in Baltimore, Maryland. It is anticipated that these
RadioCameras will be tested with local PSAPs. Initial testing in the Bell Atlantic Mobile network has been successful.

     During the ongoing field trials, the Company has deployed an advanced version of its RadioCamera software, which includes all the components necessary to locate a cellular call, from call setup monitoring to tracking the call in progress. Currently accommodating the analog standard, the most recent version of the RadioCamera is upgradable to accommodate the additional standards of CDMA and TDMA. Current goals include the demonstration of fully operational caller location systems in Baltimore and Billings, demonstrating the performance, feasibility and functionality of the system.


Services beyond E-9-1-1

         By providing geolocation data to wireless service providers, the Company believes it will enable a variety of value added services. These include:

         Database Management and Services. The Company anticipates maintaining regional and national RadioCamera hubs which will provide real-time location-based information for wireless service providers who have purchased RadioCameras for their networks. The Company plans to charge the service provider a monthly fee per subscriber for this service.

         Network Management Services. Network management services to be offered by the Company consist of using subscriber location information processed by the RadioCamera to assess failures and/or outages in the service provider network. The RadioCamera eliminates the need for "drive testing" in the coverage zones, which is one of the current methods for locating network service problems. Industry sources estimate that wireless service providers currently spend millions of dollars annually in attempting to maintain their wireless networks. The Company believes the real-time information obtained from RadioCamera systems will be well suited to providing wireless service providers with a more efficient and cost-effective solution to network management, as well as geographical billing and fraud control.

         E-4-1-1. Location-based information may be provided to third party information centers such as 4-1-1 call centers. The call centers could then assist mobile telephone subscribers by providing information which is relevant to the location of the caller. For example, navigation assistance may be provided to the caller who requests the fastest route to a particular destination, accounting for traffic conditions. A road-weary traveler may request a list of the nearest hotels within a particular price range. The stranded motorist could benefit from directions to the nearest gas station, or information regarding the nearest towing service, especially one that uses the same location-based information to find the stranded motorist.

     Vehicle Location/Asset Tracking. Location-based information may be provided to resellers of location services such as the tracking of vehicles or assets in the field. Presently, commercially operating tracking systems are capable of locating vehicles/assets within a several mile perimeter. Most systems also require the addition of independent infrastructure that can cost thousands of dollars. The Company believes the cost-effectiveness of the RadioCamera system will allow for more detailed information without significantly changing the existing infrastructure equipment.

Business Strategy

         The Company's business focus and strategy is to address the emerging marketplace for E-9-1-1 and related value added location-based services. The Company is in the final stages of beta testing the RadioCamera in preparation for its commercial deployment. The Company's objectives include obtaining a significant share of the location-based services market by implementing the following strategies:

         Target RadioCamera systems to wireless service providers and the PSAP's. The Company plans to focus its primary sales and marketing efforts on wireless service providers and the PSAP's, the main targets of the FCC mandate. The Company intends to continue its cooperation with the wireless service providers and enter into additional pilot testing relationships that will prove concept and functionality, thereby eliminating commercialization risks associated with the RadioCamera system.

         Eventually, the Company expects to attract customers through both a direct sales effort and indirect sales channels by offering (i) an integrated geolocation solution that does not require modification of existing network infrastructure, (ii) a validated technology that is effective in both suburban and urban environments and that possesses capabilities which surpass the requirements set forth by the FCC mandate, (iii) high quality and responsive customer service, and (iv) competitive pricing. The Company intends to diversify its potential applications by utilizing alternative operating standards such as TDMA, GSM and ESMR, and to this end has begun the development of TDMA and CDMA modifications, which are expected to be tested by the end of the year.

         A direct sales approach involves identifying the specific operating strategy of a wireless service provider, building a RadioCamera integration plan supported by the unique differentiating elements of the product, performing an in-network demonstration, and ultimately obtaining a commitment and building a joint roll-out plan.

     Indirectly distribute RadioCamera systems through collaboration with network systems integrators. Network systems integrators are companies contracted by the wireless service providers to design, construct and later support their networks. The Company is exploring relationships with network integrators that would design wireless base station infrastructure with the inclusion of the RadioCamera system.

         Develop and maintain strategic relationships with wireless infrastructure equipment manufacturers and the public safety community. The wireless communications infrastructure market is comprised of a limited number of large equipment manufacturers. The Company is engaged in active discussions with wireless network infrastructure manufacturers to integrate the RadioCamera within network infrastructure systems. In turn, these systems may be sold to the wireless service providers as integrated units which provide geolocation capability. Future plans call for the licensing of software upgrades as they become available.

         Provide superior systems support and rapid deployment. The Company believes that providing a high level of service and support is a competitive advantage in developing key customer relationships. The Company intends to assist wireless service providers in installing, integrating, operating and maintaining RadioCamera systems by setting up an Integration and Logistic Support ("ILS") team to offer turnkey services. The Company also intends to take advantage of the RadioCamera's standardized architecture in helping customers rapidly implement RadioCamera systems within existing wireless infrastructure networks. The Company believes that rapid deployment will allow it to become one of the first significant competitors in the marketplace for wireless location services. This should enable a level of market penetration which will further enhance the Company's cost advantage, attract additional customers, and expand the Company's brand recognition and reputation.


Exploit future growth opportunities in the location-based services industry. The Company believes the emerging marketplace for E-9-1-1 presents substantial opportunities for growth, and a launching pad to additional value added services through geolocation. After establishing a strong presence in the domestic market, the Company intends to selectively enter mature international markets which seek to offer geolocation capabilities. In addition, the Company is actively focusing on the emerging market for wireless location services by developing applications aimed at value added services such as emergency E-9-1-1 service, enhanced 4-1-1, asset tracking, vehicle location, data base management and network management.

     Maintain technological leadership in geolocation technology. The Company intends to pursue further technological advances through continued investment in research and development. The Company seeks to maintain its technological lead by continuing to refine its software to allow for increased geolocation capabilities such as heightened resolution and improved accuracy and tracking capabilities. The Company will continue to leverage these technological advancements into additional location- sensitive markets, as well as other related commercial applications.

         The Company is required to comply with a wide range of state and local rules and regulations applicable to its business. The ability to adapt the Company's product lines to comply with the broad current and anticipated federal, state and local regulatory network is essential, and may be costly. Failure to comply with such regulations may have an adverse effect on the Company's operations.

Customer Service, Support and Training

         The Company believes the responsiveness and expertise of its service support organization will be essential to developing and maintaining long-term relationships with customers who require uninterrupted operation of the Company's products. To facilitate its customers, the Company intends to develop an integrated logistics Services "ILS" team to assist wireless service providers with the installation, integration, operation and maintenance of RadioCamera systems. Additionally, the ILS team is expected to (i) provide pre- and post-sales engineering services, (ii) create a technical assistance center,
(iii) provide support and service by telephone, and (iv) offer a variety of engineering services such as customer application design review, protocol development, product training, performance testing and field support.

Research and Development

         Management believes the Company's success will depend on its ability to develop and introduce, in a timely fashion, new products and enhancements to its existing products. In the past, the Company has made, and intends to continue making significant investments in product and technological development. The Company obtains product development input through extensive interaction with potential customers, as well as through internal monitoring of consumer needs and careful observation of changes in the marketplace.

         The Company is focusing its development efforts on enhancing the functionality of the RadioCamera. This includes developing methods and products to allow for the adaptation of the RadioCamera to additional wireless standards, the development of additional related software applications, and the improvement of third-party application integration.

     The Company believes it is important for the RadioCamera to be available for all the different wireless standards such as TDMA, CDMA, GSM and ESMR. Wireless service providers, infrastructure manufacturers and industry entrants are quickly adapting to offer value added services as their customer bases begin shifting toward improved formats. The Company has commenced the development a number of digital cellular and ESMR adaptations for the RadioCamera, which it expects to expand during 1998 and 1999, including the development of TDMA and CDMA modifications, which are expected to be completed by year end.

         The Company is currently deploying and evaluating commercial prototype units of the RadioCamera with wireless service providers through its field trials. To this end, the Company is (i) completing the design, construction and testing of a manufacturing plan for a commercialized model of the RadioCamera;
(ii) testing in active base stations; (iii) engaging in marketing and developing relationships and strategic alliances with infrastructure equipment manufacturers and network systems integrators.

Intellectual Property

         The Company believes its most significant asset is its intellectual property. The Company has filed numerous patent applications and has received a "notice of allowance" from the Patent and trademark office, as to one of its principal patents. This essentially means the examiner has approved the claims, and a patent will be granted.

         The Company also relies on a combination of trade secret, copyright and trademark laws and employee and third-party non-disclosure agreements to protect its intellectual property. The Company also limits access to and distribution of proprietary information. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of the Company's technology or preclude competitors from independently developing such technology. Furthermore, there can be no assurance that in the future, third parties will not assert infringement claims against the Company or with respect to its products for which the Company has agreed to indemnify certain of its customers. In the event a third party were successful in an infringement claim against the Company, the Company may have to pay substantial royalties or damages, remove that product from the marketplace, or expend substantial amounts in order to accordingly modify the product, any of which results could have a material effect on the Company's business, financial condition and results of operations.

         The Company relies on common law trademarks for use of "RadioCamera". The Company has filed "intent to use" applications to register this trademark in the United States. The Company has one year from the filing date to file trademark applications showing use of the trademarks. There can be no assurance that such trademarks will be registered, or that if registered, they will adequately be protected against infringement.

         In the event the Company were to become engaged in litigation, either as a result of a claimed infringement by the Company or as a result of infringement by a third party on the Company's technology or trademarks, there can be no assurance that the Company will be able to fund such litigation or, if able to do so, that it will prevail.

Competition

         There are a number of competitors to the Company's products in the geolocation marketplace. Through its research of the market, the Company has found that each competitor utilizes one of three technologies: Time Difference of Arrival ("TDOA"), Angle of Arrival ("AOA") and the Global Positioning System ("GPS"). These competitors can be categorized into two main groups: network based solutions, and subscriber assisted solutions.

     Network based solutions. Network based solutions do not require subscribers to be equipped with dedicated geolocation equipment; they rely solely on the network for the geolocation process. Besides the RadioCamera and LRF technology, TDOA and AOA systems are proposed for this application. Both of the latter technologies are based on line of sight triangulation, unlike the RadioCamera, which is a single site radio location system.

         Line of sight triangulation requires that an unobstructed line of sight be available between the subscriber's location and the multiple base stations involved in the process of triangulation. Due to their reliance on line of sight, an immediately obvious shortcoming of both the TDOA and AOA systems is their inability to function well in dense urban environments where the line of sight is obstructed by high rise buildings, etc. Another drawback to systems involving triangulation is the reliance upon multiple sites to accomplish the process of triangulation. For sufficiently accurate results, more than two sites are required for both AOA and TDOA systems. More sites involved translates into greater expense for equipment and maintenance at each base station.

         Companies such as TruePosition, Inc. and CelLoc, Inc. are developing TDOA equipment. TDOA is based on measuring the time delay of the wireless signal between three to four base stations, and transporting these signals to an aggregation site where the location is computed. TDOA systems can only locate callers at the setup of the call by utilizing the control channel, or the call setup channel. The reason for keeping the geolocation session to a minimum when using TDOA is the potential cost of transmitting consistent signals between three to four base stations, which can be substantially more expensive than the cost of processing the cellular call itself.

         AOA systems are being developed by companies such as KSI Inc. and Accucom. AOA systems require the subscriber to maintain direct line of sight with a minimum of two base stations in order to calculate the angle of arrival to the base stations, and thus compute their intersection. AOA is based on the addition of calibrated antenna arrays to cellular base stations. The direction finding computations used in AOA products are especially sensitive, and vulnerable in multipath environments. They are thereby likely to perform worse than TDOA in the presence of reflections. The Company is not aware of any commercial testing of an AOA system within a wireless network.

         Subscriber Assisted Solutions. Subscriber assisted solutions require mobile telephone subscribers to carry a dedicated piece of equipment in order for the geolocation process to function. Of all subscriber assisted solutions, the GPS system is the most significant and well known. Companies such as Magellan Systems Corporation, Trimble Navigation Ltd. and SnapTrack, Inc. are developing GPS solutions to be incorporated in vehicles and handsets. The individual subscribers, as well as the service providers, who supplement the handset purchase price, would have to pay more for handsets with added dedicated equipment. Additionally, this would require all handset manufacturers to include GPS in all handsets manufactured. The Company believes the cost and logistics involved in equipping tens of millions of wireless subscribers with GPS phones make GPS an unlikely solution to the 9-1-1 mandate. However, the Company believes GPS will capture a portion of the market that is agreeable to larger handsets, high end automobile units and some commercial fleets.

         The Company believes its solution has a competitive advantage over potential competition for the following reasons:

     RadioCamera adapts to the current cellular infrastructure, and does not require alteration to either the base station infrastructure or subscriber hand sets.

     RadioCamera requires only one base station site to process the caller's signal.

     RadioCamera   provides   initial  location  as  well  as  ongoing  tracking
capabilities.

     RadioCamera thrives both in dense urban environments where line of sight to base stations is rare, as well as in light rural areas where line of sight to base stations is common.

     RadioCamera meets and surpasses the performance and time to market requirements of the FCC mandate.

Employees

         As of June 30, 1998, the Company employed 37 persons full time, 3 of which are executive officers. Of these employees, 22 composed the engineering staff, 9 are lab technicians and field operations personnel, and 6 were in support functions.

Business of Mantra Technologies, Inc.

General

     Mantra Technologies, Inc. ("Mantra") was founded by Dr. Oliver Hillsenrath in July 1996, as a software development company dedicated to the enhancement of human computer interaction. Mantra develops and provides advanced website features and services in the areas of:

User profiling for ad targeting, content targeting and community building

     Personalization, to help web sites develop a one-to-one relationship with their customers

     Automated categorization, to help websites reduce editorial effort required in managing directories

     Advanced browsing, providing powerful next-generation forms of navigation on our customers' websites.

   These services are enabled by unique, patent-pending technology that provides industry-leading precision and recall performance in a small footprint, low resource requirement package.

Industry Overview

         The Information retrieval industry is a rapidly growing industry, headed by the rise of the Internet. The Internet has become a new mass-media channel, that exposes tens of millions of people to existing public or private data-bases, causing the industry to recognize the Internet as the new main channel for information search and retrieval. The technology the Internet is based on, both at the networking layer and the information indexing techniques, has forced the industry to re-design legacy databases and/or their interfaces to be compatible with the new mass-media channel.

         In contrast to hierarchical or relational databases, the Internet indexing model was designed to accommodate a chaotic system of resources. On the Internet new resources are added daily and old ones are removed, all without a notice and without a supervising body. That means indexing such a system has to be done both randomly and with enough flexibility to absorb inconsistencies, false entries and a wide variety of resource types.

         The dominant indexing technique for text content utilizes extraction of the most "important" words out of each text-based resource and then indexes that resource according to the words extracted. Thus, retrieving the resource demands that the system be queried with the same words it used to index the resource.

         That means a person needs to have some proficiency when trying to find a resource, and often basic proficiency is not enough. Since the indexing systems are not linear, there can be many results to a single query - up to hundreds of thousands of results, which the query issuing person has to filter before the desired resource is found.

Corporate Overview

     Advanced navigation services is an under-explored market. Existing navigation outsourcers - search/portal players - compete with their outsourcing "customers" for eyeballs and will not aggressively drive up the site's ad impressions. The site's internal development efforts are highly constrained by limited development resources.

     Traditional navigation capabilities such as keyword search, manually edited page layouts and editorial webguides are increasingly insufficient as the amount and complexity of content grows. We believe this new niche will develop rapidly as MANTRA makes the services available, and three separate trends continue to drive demand for our services:

        Trend                                                       Increasing demand for:
--------------------------------------------------------------------------------------------------------------------
1       Growth in the size and complexity of content                Better navigation
--------------------------------------------------------------------------------------------------------------------
2       Increasing  competition among content, portal               Differentiating services and capabilities
        and consumer services and capabilities
--------------------------------------------------------------------------------------------------------------------
3       Growing  number of advanced technologies required           Outsourcing of advanced
        to produce and maintain a competitive                       technology components of the site



The Product

     The current product is based on a Context Synthesis Engine that was designed, developed and patented by Mantra Technologies. The engine is able to extract areas of interest from a set of one or more documents, initiate an adaptive search on any indexed database of documents, analyze the results, and determine their relevance to the set of areas of interest extracted from the original set of documents. The relevant documents are then categorized according to topics (areas of interest) and presented to the user.

     The engine operates in two ways. The first is a direct interaction initiated by the user. The second is an autonomous background process to enable both consumer and site-based applications.

Competition

Competition to Mantra occurs in several forms:

     Our customer's internal development teams, who may believe they can provide advanced navigation without our technologies; and

     Text analysis players, such as Aptex, Sovereign Hill and Autonomy.

     Outsourced navigation players such as Excite, Lycos and Yahoo.


ITEM 2.           DESCRIPTION OF PROPERTY

         On July 1997, the Company entered in to a building lease agreement ("the Lease") with Annabel Investment Company, a California partnership, for the lease of executive office space at 2303 Camino Ramon, Suite 200, San Ramon, California 94583. Pursuant to the Lease, the Company maintains approximately 12,000 square feet of executive office space at a total cost of approximately $250,000 per annum. The Lease, effective for a term of five (5) years, commenced on December 1997, and continues through January 2002. Simultaneous with the execution of this Lease, the Company's lease for its prior office facilities at 2694 Bishop Drive was terminated.

         The Company also leases two rooftop testing facilities in downtown Oakland, California, for which it pays on each rental $500 per month. Both leases are terminable by either party at any time upon notice. In addition, the Company has an offices within the Western Wireless's and Bell Atlantic facilities in Billings, Montana, and Annapolis, Maryland, respectively, from which it coordinates its joint testing efforts. The Company believes these existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

         The Company was a codefendant in an action commenced by a former landlord of Playco (a former subsidiary of the Company) who alleged that as guarantor of the respective leases executed between Playco and the landlords, the Company was obligated under the terms of Playco's leases to the landlords for Playco's breach of the leases. The action has been settled, whereby Playco has agreed to pay an aggregate of $147,000 over a period of time. Playco assumed the costs of the Company's defense in the action and has executed and delivered to the Company an indemnification agreement, indemnifying the Company in the event a judgment is rendered against it. In the event that Playco cannot pay expenses and settlement, or any judgment amount for which it is found liable, the Company as guarantor would become liable for any amounts unpaid by Playco.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended March 31, 1998, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

         On June 24, 1998, the Company held a special meeting of its stockholders, during which the stockholders authorized an amendment to the Company's certificate of incorporation, authorizing 1,000,000 shares of preferred stock, designated as the Series A preferred stock, with such rights and preferences as to be determined by the corporation's board of directors. The Company's board of directors and management sought stockholder approval at such time, as its financing was imminent, and it was essential that management was able to act in an expeditious manner. See Item 5. Market for Common Equity and Related Stockholder Matters - 1998 Private Placement."

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock is quoted on the SmallCap Market of the Nasdaq Stock Market. The following table sets forth representative high and low closing price for the Common Stock as reported by a market maker for the Company's Securities during the period from July 1, 1996 through June 30, 1998. Closing prices and closing bid prices reflect prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions, and do not necessarily
represent actual transactions.

                           Common Stock
Calendar Period                     Low                High

        1996
07/01/96 - 09/30/96                 1 1/2              7
10/01/96 - 12/31/96                 3                  4 1/2

        1997
01/01/97 - 03/31/97                 3 1/4              6 3/8
04/01/97 - 06/03/97                 2 1/2              4 3/4
07/01/97 - 09/30/97                 3 9/16             4 1/8
10/01/97 - 12/31/97                 2 3/4              4 13/32

        1998
01/01/98 - 03/31/98                 2 1/2              3 7/8
04/01/98 - 06/30/98                 2 11/32            3 5/8
-----------------------

         As of May, 1998, there were 73 holders of record of the Company's Common Stock, although the Company believes that there are approximately 1,400 additional beneficial owners of shares of Common Stock held in street name. As of June 30, 1998, there were 11,823,331 shares of the Company's Common Stock outstanding.

1998 Private Placement

         In March 1998 the Company commenced an undertaking to raise additional capital in a private offering through Gerard Klauer Mattison & Co., Inc. ("GKM"), as placement agent. On June 25, 1998 the Company completed a private offering of its securities, in which the Company raised gross proceeds of $5,139,312 through the sale of shares of Common Stock and shares of the Company's Series A Preferred Stock, inclusive of the conversion of $2,500,000 in debentures, in accordance with their terms. The shares of Series A Preferred Stock carry a cumulative dividend at the rate of 6% per annum, payable in cash or shares of Series A Preferred Stock, at the Company's option. Holders of the Series A Stock have the right to convert each share into shares of Common Stock at a conversion price of $2.95 per share, at any time, commencing 90 days from issuance. The shares of Series A Preferred Stock have no voting rights and carry a liquidation preference of $20.00 per share. The Company may redeem the Series A Preferred Stock, upon the earlier of three years from issuance or when the closing price for the Company's Common Stock has been at least $8.00, for any 30 consecutive day period. Included in the private offering was the conversion by debenture holders of the Company of $2,500,000 principal amount of secured debentures.

         The Company agreed to file a registration statement with the Securities and Exchange Commission within 60 days of the closing of the offering to register the shares of Common Stock and shares of Common Stock underlying the Series A Preferred Stock sold in the offering. Subscription funds received in the Offering were placed in an escrow account, with Gotham Bank of New York as the Escrow Agent, until accepted by the Company. On June 24, 1998, the Company's stockholders approved an amendment to the Company's certificate of incorporation authorizing 1,000,000 shares of Preferred Stock, subject to the rights and preferences being determined by the Company's board of directors. The board of directors authorized the issuance of up to 300,000 shares of the Series A Preferred Stock.

         The proceeds of the offering are to enable the Corporation to continue the implementation of its business plan for the development and deployment of the RadioCamera, and more specifically, to enable the Corporation to produce several hundred RadioCameras for its expanded testing operations, as well as to design and develop modifications for the RadioCamera for the different cellular standards such as CDMA, TDMA, PCS, etc.

     GKM received $150,000 as a commission on the net proceeds of the offering and warrants to purchase 220,000 shares of the Company's Common Stock, 110,000 shares at $4.00 per share and 110,000 at $5.00 per share, exercisable for three and five years, respectively. See "Item 4. Submission of Matters to a Vote of Security Holders."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company was originally organized in February 1993 as a holding company to acquire a majority interest in Playco. Historically, through August 15, 1996, the Company's results of operations and financial condition have related primarily to those of Playco. Effective August 15, 1996, the Company spun-off its ownership of Playco Common Stock to the Company's stockholders and recorded a dividend for the net book value of the spin-off. With the July 1996 acquisitions of 51% of Labyrinth and Mantra, the Company changed its business focus. In March 1998, in accordance with the terms of an exchange offer, the Company acquired the remaining 49% of Labyrinth, at which time Labyrinth was merged with and into the Company.

         Due to the Company's change in focus, the results of operations for the year ended March 31, 1998, which primarily reflect the activities of a research and development company, are not directly comparable to the results of operations for the year ended March 31, 1997, which reflect the results of operations from a retailer from April 1996 to July 1996.

         Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected.

Results of Operations:

Year Ended March 31, 1998 as Compared to the Year Ended March 31, 1997

         During the years ended March 31, 1998 and 1997, the Company recorded no revenues from operations, as the Company's products are still under development.

         Costs and expenses totaled $4,036,657 for the year ended March 31, 1998 as compared to total costs and expenses of $4,906,576 for the year ended March 31, 1997. The overall decrease in costs and expenses is primarily due to a decrease in amounts written-off as excess cost over net assets acquired of $1,773,448 and a decrease in stock based compensation of $692,738. Such decreases more than offset an increase in research and development costs and expenses of $1,337,844 and an increase in operating expenses of $320,493.

     During the year ended March 31, 1998, the Company recorded a write-off of $476,552 of the excess of cost over basis of the net assets acquired in connection with its acquisition of the 49% minority interest of Labyrinth.
During the year ended March 31, 1997, the Company recorded a $2,250,000 write-off of the excess of cost over basis of the net assets acquired in connection with its original acquisition of the 51% interest in Labyrinth.

         Stock based compensation totaled $642,797 for the year ended March 31, 1998 and is comprised of amortization of unearned compensation of $516,480, $115,744 of compensation expense related to 200,000 common stock options issued to consultants and compensation expense of $10,572 related to the issuance of 594,000 common stock options to employees. For the year ended March 31, 1997, the Company recorded stock based compensation of $1,335,535 related to the issuance of 2,641,500 common stock options to employees and consultants and the issuance of 151,000 shares of Labyrinth's common stock to employees.

         Research and development costs and expenses for the years ended March 31, 1998 and 1997, were $1,744,215 and $406,371, respectively. Such increase is directly related to an increase in the number of employees and consultants retained by the Company to further the development of the RadioCamera.
Furthermore, the increase reflects the fact that the current year contains twelve months of research and development activity while the prior year contains activity from July 1997, which was the original acquisition date of the Company's interest in Labyrinth and Mantra.

     Operating expenses increased from $1,051,822 for the year ended March 31, 1997 to $1,372,315 for the year ended March 31, 1998. Such increase was primarily the result of an increase in the number of Company employees and the fact that the prior year contains operating activity from July 1997, which was the original acquisition date of the Company's interest in Labyrinth and Mantra.

         For the year ended March 31, 1998, the Company earned interest income of $199,222 as compared to $137,152 for the year ended March 31, 1997. Although average cash balances were lower throughout the current year, the increase in interest income resulted from the fact that cash balances were earning interest during all twelve months of the current year.

     Minority interest in net losses of subsidiaries totaled $844,092 for the year ended March 31, 1998 and $22,466 for the year ended March 31, 1997. Such increase is directly related to an increase in the number of employees and consultants retained by Labyrinth to further the development of RadioCamera. Furthermore, the increase reflects the fact that the Company acquired its original interest in Labyrinth and Mantra in July 1997.

         During the year ended March 31, 1997, the Company recorded an aggregate loss from discontinued operations of $1,010,312. Such amount represents losses from the operations of Playco prior to the spin-off date of August 15, 1996 and is comprised of net sales of $5,024,338, costs and expenses of $6,409,170 and a reduction of the loss from the minority interest in Playco's net losses of $374,520.

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

         As a result of the above, the Company recorded a net loss of $3,192,565, or a net loss of $0.37 per share, for the year ended March 31, 1998 compared to a net loss of $6,353,857, or a net loss of $0.85 per share for the year ended March 31, 1997.

Research and Development - Future Operations

         During the year ended March 31, 1998, the Company incurred research and development expenses of approximately $1.7 million. The Company expects that the Company will continue its research and development in order to develop a fully operational location system for deployment and to develop modifications for additional standards during the next 12 months. The anticipates the deployment of its first fully operational location system within the next 6 to 12 months, depending on the needs and requirements of the wireless industry. Therefore, the Company does not expect to earn any significant revenues from operations for at least the next 6 to 12 months. As such, management estimates research and development expenditures for the year ending March 31, 1999 will approximate $3,000,000. Research and development activities, as well as operating and marketing expenses, are expected to be financed with funds raised through the Company's recent private offering.

Liquidity and Capital Resources

     As of March 31, 1998, the Company had working capital of $2,442,781 and cash and cash equivalents of $2,285,750. Such funds resulted primarily from the Company's and Labyrinth's July 1996 private placements and the exercise of common stock options.

Trends Affecting Liquidity, Capital Resources, and Operations

     As discussed above, the nature of the Company's operations has changed. While it once was a holding company for a retailer, and a holding company for research and development companies for most of the year ended March 31, 1998, the Company is currently a development stage company that is developing value added technologies and services for the wireless industries. As such, management is currently not aware of any trends that may affect its liquidity, capital resources, and/or operations.

     However, the Company's future operations could be adversely affected if the Company's timetable for the developing, marketing and manufacturing of its planned products exceeds available capital resources. The primary continuing expenses associated with the development of the RadioCamera product are expected to include officer, key employee and consultant salaries. Furthermore, additional financing may be required to complete product development and begin product marketing. Management expects the limited resources of the Company, as well as the required continuation of research, development, and testing for approximately twelve months, to cause significant strain on the Company's technical, financial, and other resources.

Inflation and Seasonality

     Inflation and seasonality are currently not expected to have a material effect on the Company's liquidity, capital resources, or operating activities.

Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provision of this statement in fiscal year 1999. Management does not expect this statement to significantly impact the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires public enterprises to report financial and descriptive information about their reportable operating segments, and establishes standards for related disclosures about product and services, geographic areas, and major customers. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provisions of this statement in fiscal year 1999. Management does not expect this statement to significantly impact the Company's financial statements. Year 2000

     The Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its operations or financial position. Furthermore, the Company does not believe that it will be required to significantly modify its internal computer systems or products currently under development. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. Furthermore, there can be no assurance that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company.

ITEM 7.           FINANCIAL STATEMENTS

         See attached financial statements.


ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 15, 1996, the Board of Directors of the Company authorized the Company's Executive Officers to interview and engage a new auditing firm for the Company. This resolution was enacted in order for the Company to have its auditors in closer proximity to its executive offices. On October 24, 1996, the Company dismissed Scarano & Lipton, P.C. as its auditors. The change in accountants was not due to any discrepancies or disagreements between the Company and Scarano & Lipton, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The former accountants' reports on the Company's financial statements for the years ended March 31, 1995 and 1996 did not contain any adverse opinions or disclaimers of opinion; nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         Effective as of November 20, 1996, the Company engaged Haskell & White LLP Certified Public Accountants as its certifying auditors to audit the Company's financial statements for the year ended March 31, 1998. In December 1996, the Company engaged Haskell & White LLP to reaudit the Company's financial statements for the year ended March 31, 1996.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT


Executive Officers and Directors

         The Executive Officers and Directors of the Company are as follows:

         NAME                                                          AGE              POSITION

         Dr. Oliver Hilsenrath (1), (2)                                41               President, Chief Executive
                                                                                        Officer and Director

         Dr. Mati Wax                                                  51               Chief Technology Officer

         David Klarman                                                 33               Vice President, General
                                                                                        Counsel, Secretary, and Treasurer

         Dennis Francis(1), (2)                                        47               Director

         David Tamir(2)                                                54               Director

         Barry West(1)                                                 53               Director
         ---------------------

         (1)  Member of Audit Committee
         (2)  Member of Compensation Committee

     Dr. Oliver Hilsenrath has served as President, Chief Executive Officer and Director of the Company since July 31, 1996. Since their inceptions, Dr. Hilsenrath served as President, Chief Executive Officer and sole director of both Labyrinth and Mantra. Upon th4e Company's merger with Labyrinth Dr., Hilsenrath remains President & CEO and a director of the Company. Dr. Hilsenrath remains the President and sole director of Mantra. Dr. Hilsenrath was a co-founder and served from 1992 through 1996 as Senior Vice President and General Manager of Geotek Communications, Inc., an international wireless carrier with networks in the United States, United Kingdom and Germany. Prior to that, Dr. Hilsenrath served as Chief Engineer of the secure communications division of RAFAEL, Israel. Dr. Hilsenrath received his Ph.D. in information theory from Technion - Polytechnical Institute of Israel and has worked in the wireless communications industry for 20 years.

     Dr. Mati Wax has served as Chief Technology Officer of the Company and Labyrinth since August 1996. From 1985 to 1996, Dr. Wax served as head of the
Signal Processing Center at RAFAEL. From 1984 through 1985, Dr. Wax was a visiting scientist with IBM Research Laboratories. Dr. Wax received his Ph.D. in electrical engineering from Stanford University in 1985. While at Stanford Dr. Wax founded the smart antenna group and received the fellowship of the IEEE.

     David Klarman has served as General Counsel and Secretary of the Company since September 1996. He was elected Vice President in December 1997 and
Treasurer in June 1998. In September 1996, Mr. Klarman formed Klarman and Associates, a law firm specializing in corporate and securities law. From July 1994 to August 1996, Mr. Klarman was an associate with Lampert & Lampert, a law firm specializing in corporate and securities law. From February 1991 to July 1994, Mr. Klarman was an associate with Goldstein, Axelrod & DiGioia, a law firm specializing in corporate and securities law. Mr. Klarman holds a Juris Doctorate from Yeshiva University, Benjamin N. Cardozo School of Law and a B.S. in Finance from the University of Maryland.

     David Tamir has served as a Director of the Company since August 1996. Since September 1995, Mr. Tamir has also served as General Manager of GeoNet Israel Limited, a subsidiary of Geotek Communications, Inc. From July 1992 to September 1995, Mr. Tamir was President of Powerspectrum Technology Limited, a subsidiary of Geotek Communications, Inc. From 1990 to 1992, Mr. Tamir was a representative of RAFAEL, Israel. Mr. Tamir holds BS and MS degrees in Electrical Engineering from Technion - Polytechnical Institute of Israel and an MBA degree from Hebrew University.

     Dennis  Francis  was  elected  to the  Company's  Board in  December  1997.
Previously, he served as a consultant to the Company since December 1996, providing technical support services. Mr. Francis also served for over five years as Executive Vice President and Chief Technology Officer of Vanguard Cellular Systems, Inc., a cellular communications service provider. Mr. Francis is the current chairman of the Nortel Technology Officers Council and has served on the CTIA Chief Technology Officers Council for four years. Mr. Francis graduated from the University of Texas at Arlington, Texas with a B.S. in Industrial Engineering.

     Barry West has served as a Director of the Company since May 1998. Since March 1996 Mr. West has served as Vice President and Chief Technology Officer of Nextel communications, Inc. Prior to that, Mr. West served in various senior positions with British Telecom for more than five years, most recently as Director of Value-Added Services and Corporate Marketing at Cellnet, a cellular communications subsidiary of British Telecom.

     All Directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Vacancies on the Board of Directors may be filled by the remaining Directors. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

     As permitted under Delaware Corporation Law, the Company's certificate of incorporation eliminates the personal liability of the Directors to the Company or any of its shareholders for damages for breaches of their fiduciary duty as Directors. As a result of the inclusion of such provision, stockholders may be unable to recover damages against Directors for actions taken by them which constitute negligence or gross negligence or that are in violation of their fiduciary duties. The inclusion of this provision in the Company's certificate of incorporation may reduce the likelihood of derivative litigation against Directors and other types of shareholder litigation. In addition, the Company has executed indemnification agreements with all officers and directors providing indemnification to the fullest extent of the law. Significant Employees

     Abraham Bar has served as Vice President of Hardware Engineering since October 1996. From 1993 to 1996, Mr. Bar served as an independent consultant in the areas of hardware and software for companies such as Embedded Systems, Inc. From 1989 to 1993, Mr. Bar was a co-founder and served as Director of Applications for Electronics For Imaging, Inc. Mr. Bar has also served as Engineering Manager for Silvar Lisco Daisy Systems, Inc. and Hardware Designer and Design Manager for Scitex Corp. He has an MSEE from Technion - Polytechnical Institute of Israel.

     Ravi Rajapakse has served as Vice President of Software Development since January 1997. From 1992 to December 1996, he served with Ventritex, Inc. as Engineering Manager of Software Design. From 1987 to 1992, he served as Manager of Design and Development of Buxco Electronics, Inc. Mr. Rajapakse holds an M.S. Degree in Computer Engineering from Rensselaer Polytechnic Institute and a B.S. Degree in Electrical Engineering from the University of Cambridge, Cambridge, U.K.

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

ITEM 10.          EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, or paid by the Company during the year ended March 31, 1998 and 1997 to each of the named Executive Officers of the Company.

                           Summary Compensation Table

                               Annual Compensation

(a)                                          (b)              (c)               (d)              (e)               (f)
Name and Principal                                                                                Options/         Other Annual
Position                                    Year(1)           Salary($)         Bonus($)          SARS             Compensation

Dr. Oliver Hilsenrath                       1998              160,000           -                 -                -
President and                               1997              106,667(2)        -                 1,500,000(3)     $5,572(4)
Chief Executive Officer

David Klarman                               1998              120,000           -                 -                -
Vice President,                             1997               70,000           -                 150,000(3)       -
General Counsel and Secretary

Dr. Mati Wax                                1998              100,000           -                 -                -
Chief Technology Officer                    1997               66,667           -                 100,000(3)       -

Abraham Bar                                 1998              100,000 (5)       -                 100,000(3)       -
Vice President                              1997              100,000           -                 -                -
of Hardware

Ravi Rajapakse                              1998              100,000           -                 100,000(3)       -
Vice President                              1997               90,000           (6)               -                -
of Software Design
-----------------------------

     (1) No compensation was paid to any officer of the Company prior to July 31, 1996.

     (2)  Reflects the portion of the year worked based on salaries of $160,000,
$120,000,   and  $100,000  for  Dr.  Hilsenrath,   Mr.  Klarman,  and  Dr.  Wax,
respectively.

     ( 3) Pursuant to their employment agreements, Dr. Hilsenrath, Dr. Wax . Mr. Klarman, Mr. Bar and Mr. Rajapakse received options to purchase 1,500,000, 100,000, 150,000, 100,000 and 100,000, respectively, shares of Common Stock. See "Employment and Consulting Agreements."

     ( 4) Includes (i) the payment of $509 per month for automobile allowance, and (ii) the payment of approximately $1,500 per annum for a life insurance and disability policy for the benefit of Dr. Hilsenrath's beneficiaries. See "Employment and Consulting Agreements."

     (5) Base  Salary  was  increased  to  $110,000  as of  January  1, 1998

     (6) Reflects the portion of the year worked for Labyrinth, based on a salary of $100,000.

               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


====================================================================================================================================

(a)                              (b)                    (c)                      (d)                       (e)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Value of
                                                                                 Number of                 Unexercised
                                                                                 In-The-Money              Options/SAR's
                                                                                 Unexercised               at FY-End ($)
                                                                                 Options/SAR's             Exercisable/
                                 Shares Acquired on                              Exercisable/              Unexercisable (1)
                                 Exercise (#)           Value Realized ($)       Unexercisable             -----------------
                                 ------------           ------------             -------------
Name

------------------------------------------------------------------------------------------------------------------------------------

Dr. Oliver Hilsenrath                  -                        -                1,500,000/0               1,215,000/0
====================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------

David Klarman                          -                        -                50,000/100,000            40,500/81,000
====================================================================================================================================

Dr. Mati Wax                           -                        -                50,000/50,000             40,500/40,500
------------------------------------------------------------------------------------------------------------------------------------

Abraham Bar                            -                        -                33,333/66,667             10,333/20,667
------------------------------------------------------------------------------------------------------------------------------------

Ravi Rajapakse                         -                        -                33,333/66,667             0/0
====================================================================================================================================


     (1) Based upon the closing price for the Common Stock on March 31, 1998 ($2.81), as reported by a market maker.

Employment and Consulting Agreements

         In April 1997, the Company amended the five year employment agreement it entered into originally with Dr. Hilsenrath in July 1996. Pursuant to the terms of the agreement as amended, Dr. Hilsenrath is Chief Executive Officer and President of the Company and was the President and sole Director of both Labyrinth and Mantra. Dr. Hilsenrath remains the President and sole director of Mantra. The agreement, as amended, provides for an annual salary of $160,000 and increases of 15% per annum for each year remaining in the original five year term. Upon execution, the Company granted Dr. Hilsenrath an option to purchase 1,500,000 shares of Common Stock at an exercise price of $2.00 per share. The Company provides Dr. Hilsenrath with an automobile allowance. In addition, the Company shall maintain during the full term hereof and at its sole cost and expense, a life insurance policy on Dr. Hilsenrath in the face amount of $1,000,000 payable to his designee. This policy shall include provisions for the payment of up to 18 months of salary to Dr. Hilsenrath in the event that he is disabled. Upon the conclusion of this agreement, all right, title and interest in the policy shall be transferred to Dr. Hilsenrath, and he shall be responsible for any premiums due after such transfer. The agreement restricts Dr. Hilsenrath from competing with the Company for a period of two years after the termination of his employment. The agreement provides for severance compensation to be paid to Dr. Hilsenrath if his employment with the Company is terminated or if there is a decrease in his responsibilities or duties following a change in control of the Company. The severance compensation shall be made in one payment equal to three times the aggregate annual compensation paid to Dr. Hilsenrath during the preceding calendar year. In the event the Company wishes to obtain Key Man life insurance on the life of Dr. Hilsenrath, he agrees to cooperate with the Company in completing any applications necessary to obtain such insurance and in promptly submitting to such physical examinations and furnishing such information as any proposed insurance carrier may request.

         In August 1996, the Company entered into a three year employment agreement with Mr. Klarman, pursuant to which Mr. Klarman receives a salary of $120,000 per annum and was granted an option to purchase 150,000 shares of Common Stock at an exercise price of $2.00 per share, subject to a three year vesting schedule. The employment agreement provides that Mr. Klarman will be General Counsel and Secretary of the Company. The agreement also acknowledges that Mr. Klarman shall have the right to represent non-competing companies during the term of the agreement.

         In July 1996, Dr. Mati Wax entered into a three year employment agreement with the Company, pursuant to which Dr. Wax serves as Chief Technology Officer and receives a salary of $100,000 per annum, the option to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share, subject to a three year vesting schedule. As of January 1998 the Company and Dr. Wax amended the employment agreement in accordance with the Company's merger with Labyrinth. The amended employment agreement provides for the exchange his 50,000 restricted shares of Labyrinth's common stock for 459,000 shares of the Company's Common Stock, subject to a vesting schedule. Additionally, the amended agreement provides for the extension of the agreement on a yearly basis until the shares have vested. See "Business - Consolidation of Labyrinth Communication Technologies Group, Inc."

         In July 1996, the Company entered into three year consulting agreements with Ryburn Limited and Crossgar Limited, wherein said companies agreed to render services in introducing the Company to potential customers and facilitating relationships with such companies in the United States and the Middle East, initiating strategic alliances and joint ventures, and providing investment and business consulting and advisory services to the Company, including the location, evaluation, structuring and financing of business activities. The only compensation given for the services rendered by the consultants is the five year options to purchase 1,000,000 and 200,000 shares of Common Stock at $2.00 per share, granted by the Company to Ryburn Limited and Crossgar Limited, respectively.

         In December 1996, the Company entered into a three year consulting agreement with Dennis Francis, Vice President of Vanguard Cellular Financial Corp., to provide technical assistance in the development of the Company's products. Mr. Francis received a five year option to purchase 50,000 shares of Common Stock at $4.00 per share.

         In January 1997, Ravi Rajapaske entered into a three year employment agreement with Labyrinth. The agreement was amended in January 1998, in accordance with the merger of Labyrinth with and into the Company, pursuant to which the agreement was transferred to the Company and Mr. Rajapakse became Vice President of Software Design. Mr. Rajapakse receives a salary of $100,000 per annum, and was granted an option to purchase 100,000 shares of Common Stock at an exercise price of $4.00 per share, subject to a three year vesting schedule. The amended employment agreement provides for the exchange of his 20,000 restricted shares of Labyrinth's common stock for 183,600 shares of the Company's Common Stock, subject to a vesting schedule. Additionally, the amended agreement provides for the extension of the agreement on a yearly basis until the shares have vested. See "Business - Consolidation of Labyrinth Communication Technologies Group, Inc."

         In October 1996, Abraham Bar entered into a three year employment agreement with Labyrinth. The agreement was amended in January 1998, in accordance with the merger of Labyrinth with and into the Company, pursuant to which the agreement was transferred to the Company and Mr. Bar became Vice President of Hardware Design. Mr. Bar receives a salary of $110,000 per annum, and was granted an option to purchase 100,000 shares of Common Stock at an exercise price of $2.50 per share, subject to a three year vesting schedule. The amended employment agreement provides for the exchange his 25,000 restricted shares of Labyrinth's common stock for 229,500 shares of the Company's Common Stock, subject to a vesting schedule. Additionally, the amended agreement provides for the extension of the agreement on a yearly basis until the shares have vested. See "Business - Consolidation of Labyrinth Communication Technologies Group, Inc."

         In January 1997, the Company entered into a three year consulting agreement with Spencer Corporation, wherein said company agreed to render services in Europe to facilitate relationships with potential customers and initiate strategic alliances and to provide investment and business consulting and advisory services to the Company, including the location, evaluation, structuring and financing of business activities. The only compensation given for the services rendered by the consultant is a five year option to purchase 100,000 shares of Common Stock at $2.50 per share.

     On August 12, 1997, the Company entered into a two year consulting agreement with DAEHO Merchandising Inc., Seoul, Korea, whereby DAEHO was retained to perform consulting services including (i) introducing, initiating, and engaging in the process of facilitating relationships with potential customers and strategic partners and (ii) initiating and coordinating a manufacturing effort for the RadioCamera in Asia. As compensation for the services rendered, DAEHO will receive a commission, in cash or in kind, based on any consummated transactions as referred to in (i) above, and 3% of the actual price paid by the Company for the manufacture of each RadioCamera purchased by the Company in accordance with (ii) above.

Senior Management Incentive Plan

     In December 1997, the Board of Directors and the stockholders of the Company adopted the Senior Management Incentive Plan (the "Management Plan"). The Management Plan provides for the issuance of up to an aggregate of 500,000 shares of Common Stock upon exercise of stock options and other rights to Executive Officers, key employees and consultants to the Company.

     The adoption of the Management Plan was prompted by the desire to provide the Board with sufficient flexibility regarding the forms of incentive compensation which the Company will have at its disposal in rewarding Executive Officers, key employees and consultants who render significant services to the Company. Pursuant to the Management Plan, the Board of Directors intends to offer to such persons equity ownership in the Company through the grant of stock options and other rights, to enable the Company to attract and retain qualified personnel without unnecessarily depleting the Company's cash reserves. The Management Plan is designed to augment the Company's existing compensation programs and is intended to enable the Company to offer a personal interest in the Company's growth and success through awards of either shares of Common Stock or rights to acquire shares of Common Stock.

     The Management Plan is intended to attract and retain key executive management personnel whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential by encouraging and assisting those persons to acquire equity in the Company. A total of 500,000 shares of Common Stock will be reserved for issuance under the Management Plan. It is anticipated that awards made under the Management Plan will be subject to three-year vesting periods, although the vesting periods are subject to the discretion of the Administrator.

     Unless otherwise indicated, the Management Plan is administered by the compensation committee of the Board of Directors. (The Board or such committee shall be referred to in the following description as the "Administrator."). In accordance therewith, all issuance under the Management Plan will be approved by such committee. Subject to the specific provisions of the Management Plan, the Administrator will have the discretion to determine the recipients of the awards, the nature of the awards to be granted, the dates such awards will be granted, the terms and conditions of awards and the interpretation of the Management Plan, except that any award granted to any employee of the Company who is also a Director of the Company shall also be subject, in the event the persons serving as members of the Administrator of the Management Plan at the time such award is proposed to be granted do not satisfy the requirements regarding the participation of "disinterested persons" set forth in Rule 16b-3 ("Rule 16b ") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to the approval of an auxiliary committee consisting of not less than two individuals who are considered "disinterested persons" as defined under Rule 16b-3. As of the date hereof, the Company has not yet determined who will serve on such auxiliary committee, if one is required. The Management Plan generally provides that, unless the Administrator determines otherwise, each option or right granted under a plan shall become exercisable in full upon certain "change of control" events as described in the Management Plan, or subject to any right or option granted under the Management Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure, or otherwise), the Administrator will make appropriate adjustments to such plans and the classes, number of shares and price per share of stock subject to outstanding rights or options. The Management Plan may be amended by action of the Board of Directors, except that any amendment which would increase the total number of shares subject to such plan, extend the duration of such plan, materially increase the benefits accruing to participants under such plan, or would change the category of persons who can be eligible for awards under such plan, must be approved by the affirmative vote of a majority of stockholders entitled to vote. The Management Plan permits awards to be made thereunder until November 2004.

     Directors who are not otherwise employed by the Company will not be eligible for participation in the Management Plan. The Management Plan provides for four types of awards: stocks options, incentive stock rights, stock appreciation rights (including limited stock appreciation rights) and restricted stock purchase agreements.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT

         The following table sets forth information as of June 30, 1998 with respect to the beneficial ownership of shares of Common Stock by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) known by the Corporation to be the owner of more than 5% of the outstanding shares of Common Stock; (ii) each Director; and (iii) all Officers and Directors as a group. At that date, 11,823,331 shares of Common Stock were outstanding.

--------------------------------------------------------------------------------------------------------------------------

Name and  Address                               Amount and Nature of                   % of outstanding
of Beneficial Owner                             Beneficial Ownership (1)               shares owned (2)
--------------------------------------------------------------------------------------------------------------------------
Dr. Oliver Hilsenrath (3)
c/o U.S. Wireless Corp.                                 5,732,880(1)                                43.0%
2303 Camino Ramon, Suite 213
San Ramon, CA 94583
--------------------------------------------------------------------------------------------------------------------------
David Tamir (4)
c/o U.S. Wireless Corp.                                     33,334                                     *
2303 Camino Ramon, Suite 213
San Ramon, CA 94583
--------------------------------------------------------------------------------------------------------------------------
Barry West (5)
c/o U.S. Wireless Corp.                                         --                                     *
2303 Camino Ramon, Suite 213
San Ramon, CA 94583
--------------------------------------------------------------------------------------------------------------------------
Dennis Francis (6)
c/o U.S. Wireless Corp.                                     50,000                                     *
2303 Camino Ramon, Suite 213
San Ramon, CA 94583
--------------------------------------------------------------------------------------------------------------------------
Janvrin Holdings Limited(7)
Jardine House                                              918,000                                   7.8%
1 Wesley Street
St. Helier, Jersey
JE4 8UD
--------------------------------------------------------------------------------------------------------------------------
Officers and Directors as a group
(4 persons) (1) - (6)                                    6,788,316                                  57.0%
--------------------------------------------------------------------------------------------------------------------------
         -------------------

         *Less than 1%.

     (1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants, are deemed outstanding in determining the number of shares beneficially owned by such person or group

     (2) The "Percentage Beneficially Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Common Stock of the Corporation, and (ii) the number of shares of Common Stock that such person has the right to acquire within 60 days, whether by exercise of options or warrants. The "Percentage Beneficially Owned" does not reflect shares beneficially owned by virtue of the right of any person, other than the person named and affiliates of the person, to acquire them within 60 days, whether by exercise of options or warrants.

(footnotes continued from previous page)

     (3) Includes 1,500,000 shares of Common Stock, issuable upon the exercise of an option granted pursuant to Dr. Hilsenrath's employment agreement and 1,982,880 shares issued in connection with the merger with Labyrinth Communication Technologies Group, Inc., subject to a vesting schedule. See "Certain Relations and Related Transactions."

     (4) Includes shares issuable upon the exercise of options currently vested and exercisable, equal to 1/3 of the options granted. The options vest at 1/3 intervals per year.

     (5) Does not include 100,000 shares issuable upon the grant of an option which option vested at the rate of 1/3 per annum, no portion of which has vested.

     (6) Represents shares issuable upon the exercise of options currently vested and exercisable.

     (7) Includes 1,830,000 shares which have vested and 734,400 shares subject to a vesting schedule in connection with the merger with Labyrinth Communication Technologies Group, Inc.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General

         In June 1996, the Corporation's Board of Directors, pursuant to the consent of the then majority stockholder of the Corporation, distributed the shares of common stock of Playco held by the Corporation ("the spin-off distribution"). In addition, the Corporation, as majority stockholder of Playco, prior to, but in contemplation of the spin-off distribution, authorized the conversion of Playco's Series D Preferred Stock owned by the Corporation into 1,157,028 shares of Playco's common stock. This conversion was based on the average closing bid price ($1.21) of Playco's shares for the 90 day period from March 1, 1996 to May 31, 1996.

Merger of Labyrinth

         In March 1998 the Corporation consummated the merger of its 51% owned subsidiary, Labyrinth Communication Technologies Group, Inc. ("Labyrinth"), into the Corporation. In December 1997, the stockholders of the Corporation approved a proposal to acquire the remaining 49% of Labyrinth in exchange for an aggregate of 4,498,200 shares of the Corporation's Common Stock, subject to a vesting schedule, as follows: (i) 20% of the shares issued shall vest one year from issuance; (ii) an additional 40% shall vest upon the successful completion and operation of the RadioCamera in its first major market; and (iii) the remaining 40% shall vest when the Corporation reaches sales of $15,000,000. In addition to the above vesting schedule, the management of Labyrinth is subject to an additional vesting schedule, in accordance with their employment contracts, whereby the shares underlying (i)-(iii) above vest at the rate of 1/3 each year.


         See "Executive Compensation-Employment and Consulting Agreements" for a discussion of the compensation arrangements the Company has with its Executive Officers and consultants.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         All exhibits to this Form 10-KSB, except those designated with an asterisk (*) which are filed herewith, have previously been filed with the Commission, as referenced, and pursuant to 17 C.F.R. Section 230.411 are incorporated by reference herein.


2.1               -        Stock Purchase Agreement Among the Company, Labyrinth Communications Technologies Group, Inc., dated
                              July 10, 1996  (incorporated  by  reference to the
                           indicated  exhibit  in the  Company's  Form 8-K dated
                           July 11, 1996).
2.2               -        Stock Purchase Agreement Among the Company, Mantra Technologies, Inc., and by reference to the indicated
                              exhibit in the Company's Form 8-K dated July 11, 1996).
3.1               -        Certificate of Incorporation of the Company filed February 12, 1993. (incorporated by reference to the indicated exhibit in the Company's SB-2 Registration Statement File No. 33-68306-NY )

3.2               -        Amended and Restated Certificate of Incorporation of the Company filed on August 25, 1993. (incorporated by reference to the indicated exhibit in the Company's SB-2 Registration Statement File No.
                              33-68306-NY)
3.4               -        By-Laws of the Company. (incorporated by reference to the indicated exhibit in the Company's SB-2
                              Registration Statement File No. 33-68306-NY)
3.5               -        Specimen Common Stock Certificate.
3.6*              -        Form of Series A Preferred Stock.
3.7*              -        Amended Certificate of Incorporation dated June 25, 1998.
4.7               -        Form of Option from Stockholders of Mantra Technologies, Inc., dated July 10, 1996  (incorporated by reference to the indicated exhibit in the Company's Form 8-K dated July 11, 1996).
10.41             -        The 1993 Stock Option Plan  (incorporated by reference to the indicated exhibit in the Company's SB-2
                              Registration Statement File No. 33-68306-NY)
10.74             -        Form of Employment Agreement with Dr. Oliver Hilsenrath (incorporated by reference to the indicated
                              exhibit in the Company's Form 8-K dated July 11, 1996).
10.75             -        Form of Stockholders Agreement for Labyrinth (incorporated by reference to the indicated exhibit in the
                              Company's Form 8-K dated July 11, 1996).
10.76             -        S & S Engineering agreement. (incorporated by reference to the indicated exhibit in the Company's Form
                              10-KSB filed for the year ended March 31, 1997).
10.77             -        Amended Employment Agreement with Dr. Oliver Hilsenrath. (incorporated by reference to the indicated
                              exhibit in the Company's Form 10-KSB filed for the year ended March 31, 1997).
10.78             -        Employment Agreement with David Klarman (incorporated by reference to the indicated exhibit in the
                              Company's Form 10-KSB filed for the year ended March 31, 1997).
10.79             -        Employment Agreement with Dr. Mati Wax. (incorporated by reference to the indicated exhibit in the
                              Company's Form 10-KSB filed for the year ended March 31, 1997).

10.79(a)*         -        Amended Employment Agreement with Dr. Mati Wax.

10.81             -        Consulting Agreement with Dennis Frances. (incorporated by reference to the indicated exhibit in the Company's Form 10-KSB filed for the year ended March 31, 1997).
10.82             -        Consulting Agreement with Spencer Corporation. (incorporated by reference to the indicated exhibit in the
                              Company's Form 10-KSB filed for the year ended March 31, 1997).
10.83             -        Consulting Agreement with Ryburn Limited. (incorporated by reference to the indicated exhibit in the
                              Company's Form 10-KSB filed for the year ended March 31, 1997).
10.84             -        Consulting Agreement with Crossgar Limited. (incorporated by reference to the indicated exhibit in the
                              Company's Form 10-KSB filed for the year ended March 31, 1997).
10.85             -        Consulting Agreement with Pelican Investments Limited. (incorporated by reference to the indicated
                              exhibit in the Company's Form 10-KSB filed for the year ended March 31, 1997).
10.86             -        Consulting Agreement with DAEHO Merchandising, Inc. (incorporated by reference to the indicated exhibit in the Company's Form 10-KSB filed for the year ended March 31, 1997).
10.87*            -        Amended Employment Agreement with Ravi Rajapakse
10.88*            -        Amended Employment Agreement with Abraham Bar
27.01*            -        Financial Data Schedule.


                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of July, 1998.


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




\s\  Dr. Oliver Hilsenrath                                    Chief Executive Officer                                   July 9, 1998
Dr. Oliver Hilsenrath                                         President and Director                                    Dated



\s\  David Tamir                                              Director                                                  July 9, 1998
David Tamir                                                                                                             Dated



\s\  Dennis Francis                                           Director                                                  July 9, 1998
Dennis Francis                                                                                                          Dated



\s\  Barry West                                               Director                                                  July 9, 1998
Barry West                                                                                                              Dated


                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES


                                Table of Contents



                                                                                                               Page


Report of Independent Certified Public Accountants                                                            F - 2

Consolidated Balance Sheets                                                                                   F - 3

Consolidated Statements of Operations                                                                         F - 4

Consolidated Statements of Stockholders' Equity                                                               F - 6

Consolidated Statements of Cash Flows                                                                         F - 8

Notes to Consolidated Financial Statements                                                                   F - 12



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders

U.S. Wireless Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of U.S. Wireless Corporation and Subsidiaries (the "Company") as of March 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.







HASKELL & WHITE LLP
Certified Public Accountants



Newport Beach, California

     June 5, 1998, except for Note 11 which is as of June 25, 1998

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                                                                                              March 31,
                                                                                                          1998        1997
                                                                                                     --------------- ----------
Current assets

     Cash and cash equivalents ....................................................................   $  2,285,750    $  5,328,781
     Other current assets .........................................................................           --             3,500
         Total current assets .....................................................................      2,285,750       5,332,281


Equipment, improvements and fixtures, net .........................................................        399,896         281,211
Other assets ......................................................................................         25,035           4,667
                                                                                                      ------------    ------------
         Total assets .............................................................................   $  2,710,681    $  5,618,159
                                                                                                     ============    ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                                March 31,

                                                                                                              1998            1997
                                                                                                      ------------    ------------
Current liabilities
     Accounts payable and accrued expenses ........................................................   $    252,708    $    140,550
     Obligations under capital leases, current ....................................................         15,192          25,238
                                                                                                      ------------    ------------
         Total current liabilities ................................................................        267,900         165,788
Obligations under capital leases, noncurrent ......................................................         39,118          45,427
                                                                                                      ------------    ------------
         Total liabilities ........................................................................        307,018         211,215
                                                                                                      ------------    ------------



Minority interest in subsidiaries .................................................................        195,305       1,529,534
                                                                                                      ------------    ------------
Commitments and contingencies (Note 9)

Stockholders' equity
 Common stock,  $.01 par value,  40,000,000  shares  authorized,  11,823,444 and
   10,031,250 shares issued and outstanding, respectively; 3,715,421 of
   which are subject to vesting at March 31, 1998 (Note 4) ........................................        118,234         100,312
     Additional paid-in capital ...................................................................     19,912,890      20,493,262
     Unearned compensation ........................................................................       (761,438)     (1,277,918)
     Stock subscription receivable ................................................................           --        (1,569,483)
     Accumulated deficit ..........................................................................    (17,061,328)    (13,868,763)
                                                                                                      ------------    ------------

         Total stockholders' equity ...............................................................      2,208,358       3,877,410
                                                                                                      ------------    ------------

         Total liabilities and stockholders' equity ...............................................   $  2,710,681    $  5,618,159
                                                                                                      ============    ============

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                   For the Years Ended March 31, 1998 and 1997

                                                             1998           1997
                                                             -----------    ----------

Net sales ................................................   $      --      $      --
                                                             -----------    -----------
Cost and expenses

     Research and development, including write-off of
         excess of cost over net assets acquired .........     2,220,767      2,656,371
     Operating expenses ..................................     1,372,315      1,051,822
     Stock based compensation ............................       642,797      1,335,535
     Interest income .....................................      (199,222)      (137,152)
                                                             -----------    -----------
         Total costs and expenses ........................     4,036,657      4,906,576
                                                             -----------    -----------
Loss before minority interest in net losses of continuing  subsidiaries,  income tax (expense) benefit, discontinued operations and cumulative effect of a
     change in accounting principle ......................    (4,036,657)    (4,906,576)
Minority interest in net losses of continuing subsidiaries       844,092         22,466
                                                             -----------    -----------
Loss before income tax (expense) benefit,
     discontinued operations and cumulative
     effect of a change in accounting principle ..........    (3,192,565)    (4,884,110)
Income tax (expense) benefit .............................          --             --
Loss before discontinued operations and
     cumulative effect of a change in accounting principle    (3,192,565)    (4,884,110)
                                                             -----------    -----------
Discontinued operations (Note 2)
     Loss from operations of Playco prior to spin-off ....          --         (725,380)
     Loss on disposal of Playco ..........................          --         (284,932)
         Total discontinued operations ...................          --       (1,010,312)
Loss before cumulative effect of change in accounting
     principle ...........................................    (3,192,565)    (5,894,422)
Cumulative effect of a change in accounting principle ....          --         (459,435)
                                                             -----------    -----------
Net loss .................................................   $(3,192,565)   $(6,353,857)
                                                             ===========    ===========

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                   For the Years Ended March 31, 1998 and 1997

                                                                          1998                1997
                                                                          ---------------    ----------



Basic and diluted loss per common equivalent share
     Loss before discontinued operations and
     cumulative effect of a change in accounting principle     $         (0.37)           $  (0.66)
     Discontinued operations .............................                --                 (0.13)
     Cumulative effect of a change in accounting principle                --                 (0.06)
                                                               -----------------        -----------
     Net loss per common equivalent share ................     $         (0.37)           $  (0.85)
                                                               =================        =============
     Weighted average number of common shares outstanding            8,580,354             7,443,419
                                                               =================        =============
Pro forma amounts assuming the new minority
     interest accounting method is applied retroactively
     Net loss ............................................     $    (3,192,565)$          (5,894,422)
                                                               =================        =============
     Basic and diluted loss per common share .............     $         (0.37)           $  (0.79)
                                                               =================        =============




          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                   For the Years Ended March 31, 1998 and 1997


                                                                Additional                   Stock                     Total
                                         Common Stock           Paid-in        Unearned      Subscription  Accumulated Stockholders'
                                      Shares     Amount         Capital        Compensation  Receivable    Deficit     Equity
                                   ------------  ----------     -----------    ------------  ------------  ----------- -----------



Balances at April 1, 1996 .........   893,995    $     8,940    $ 6,751,290    $     --      $      --      $(6,750,859)   $   9,371
Spin-off of Playco as dividend ....     --             --             --             --             --         (731,964)   (731,964)
Cancellation of stock
 subscription receivable
 and accrued interest .............   (68,750)          (688)      (549,312)         --             --          (32,083)   (582,083)
Issuance of common stock
 options for compensation .........       --            --        2,009,453     (1,277,918)         --             --       731,535
Exercise of common stock options .. 3,250,000         32,500      3,959,983          --             --             --     3,992,483

Private placement of
 common stock, net of
 offering costs of $42,000 ........   600,000          6,000      1,452,000          --             --             --     1,458,000
Common stock issued for acquisition 2,250,000         22,500      2,227,500          --             --             --     2,250,000
Stock subscription receivable ..... 3,106,005         31,060      1,768,940          --       (1,569,483)          --       230,517


          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                   For The Years Ended March 31, 1998 and 1997

                                                             Additional                  Stock                            Total
                                     Common Stock            Paid-in       Unearned      Subscription   Accumulated    Stockholders'
                                  Shares        Amount       Capital       Compensation  Receivable     Deficit          Equity
                              ------------  --------------   ----------    ------------  ------------   -----------      -----------


Cumulative effect of a change
  in accounting principle ...           --              --     2,873,408      --              --           --             2,873,408
Net loss for the year ended
  March 31, 1997 ............           --              --          --        --              --         (6,353,857)     (6,353,857)
Balances, March 31, 1997 ....     10,031,250         100,312  20,493,262   (1,277,918)   (1,569,483)    (13,868,763)      3,877,410
Reacquisition of common
  stock upon return of MCII
  shares ....................     (2,706,006)        (27,060) (1,542,423)     --          1,569,483        --                --
Amortization of unearned
  compensation ..............           --              --          --        516,480         --           --               516,480
Issuance of common stock
  options for compensation ..           --              --       126,316      --              --           --               126,316
Acquisition of minority
  interest (Note 4) .........      4,498,200          44,982     835,735      --              --           --               880,717
Net loss for the year ended
  March 31, 1998 ............           --              --          --        --              --         (3,192,565)     (3,192,565)
Balances, March 31, 1998 ....     11,823,444       $ 118,234  $19,912,890  $(761,438)     $   --       $(17,061,328)   $  2,208,358
                                ============    ============  ============ ============   ============ ============    ============



          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                   For the Years Ended March 31, 1998 and 1997
                Increase (Decrease) in Cash and Cash Equivalents

                                                                      1998           1997
                                                                      ------------   ----------
Cash flows from operating activities
     Net loss .....................................................   $(3,192,565)   $(6,353,857)
     Adjustments  to  reconcile   net  loss  to  net  cash  used  for  operating
       activities:
         Cumulative effect of a change in accounting principle ....          --          459,435
         Loss on discontinued operations ..........................          --        1,010,312
         Depreciation and amortization ............................       231,150         25,023
         Write-off of excess of cost over net assets acquired .....       476,552      2,250,000
         Minority interest in net losses of continuing subsidiaries      (844,092)       (22,466)
         Amortization of unearned compensation ....................       516,480           --
         Issuance of common stock for compensation and
           services ...............................................          --          604,000
         Issuance of common stock options for compensation
           and services ...........................................       126,316        731,535
         Write-down of stock subscription receivable ..............          --          230,517
         Increase (decrease) from change in assets and liabilities:
           Other current assets ...................................         3,500         (3,500)
           Deposits and other assets ..............................       (20,368)        (4,667)
           Accounts payable and accrued expenses ..................       112,158        140,550
           Other ..................................................       (85,972)          --
           Decrease in net assets of discontinued
              operations ..........................................          --       (1,404,294)
                 Net cash used for operating activities ...........    (2,676,841)    (2,337,412)
                                                                      -----------    -----------
Cash flows from investing activities
     Equipment, improvements and fixtures acquired ................      (339,465)      (229,027)
     Equipment, improvements and fixtures acquired
       by discontinued operations .................................          --         (159,193)
                  Net cash used for investing activities ..........      (339,465)      (388,220)
                                                                      -----------    -----------



          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                   For the Years Ended March 31, 1998 and 1997

                                                                      1998           1997
                                                                     -----------   ----------
Cash flows from financing activities
     Principal repayments on obligations under capital leases ....       (26,725)          --
     Repayment to stockholders ...................................          --         (381,430)
     Proceeds from issuance of common stock ......................          --        6,398,483
     Net cash provided by financing activities of discontinued
       operations ................................................          --        1,962,179
                  Net cash (used) provided by financing activities       (26,725)     7,979,232
                                                                     -----------    -----------


Net (decrease) increase in cash ..................................    (3,043,031)     5,253,600
Cash and cash equivalents at beginning of year ...................     5,328,781         75,181
                                                                     -----------    -----------
Cash and cash equivalents at end of year .........................   $ 2,285,750    $ 5,328,781
                                                                     ===========    ===========
Supplemental disclosure of cash flow information:
     Interest paid ...............................................   $      --      $   166,453
     Income taxes paid ...........................................   $      --      $      --
Schedule of non-cash investing and financing activities:

     As discussed in Note 4, the Company acquired the 49% minority interest in Labyrinth Communications Technology Group, Inc. during fiscal 1998. In connection with the acquisition, the Company issued 782,779 vested shares of common stock. An additional 3,715,421 shares of common stock are held in escrow pending vesting requirements. During the year ended March 31, 1998, the Company issued 594,000 stock options to employees and 200,000 stock options to consultants. In connection with these issuances, the Company recorded compensation expense of $10,572 and $115,744, respectively. During the years ended March 31, 1998 and 1997, the Company entered into capital leases for equipment that totaled $10,370 and $70,665, respectively.

          See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                   For the Years Ended March 31, 1998 and 1997

Schedule of non-cash investing and financing activities (continued):

     As discussed in Note 10, the Company exchanged 3,106,005 shares of its common stock for 400,000 shares of Multimedia Concepts International, Inc.'s common stock. During the fiscal year 1998, the Company negotiated the return of 2,706,006 shares of its common stock in exchange for the return of the 400,000 shares of Multimedia Concepts International, Inc. common stock. In connection these transactions, the Company recorded a stock subscription receivable in the amount of $1,569,483 as of March 31, 1997 and an expense of $230,517 in fiscal 1997.

     During the year ended March 31, 1997, the Company issued options to purchase an aggregate of 2,641,500 shares of common stock to employees. In connection with these issuances, the Company recorded compensation expense of $271,535 and unearned compensation of $1,277,918 in fiscal year 1997. During fiscal year ended March 31, 1998, the Company amortized $516,480 of unearned compensation.

     As discussed in Note 1, the Company spun-off its shares of Playco in August 1996. This non-cash event had the following effects on the Company's financial statements:

Decrease in accounts receivable .....................   $   286,793
Decrease in merchandise inventories .................     8,002,320
Decrease in other current assets ....................       152,801
Decrease in equipment, improvements and fixtures, net     1,793,833
Decrease in deferred financing costs ................       393,699
Decrease in deposits and other assets ...............        57,285
Decrease in accounts payable and accrued expenses ...    (4,683,291)
Decrease in notes payable ...........................    (4,868,884)
Decrease in deferred rent liability .................      (177,112)
Decrease in minority interest .......................       358,520
Decrease in preferred stock .........................      (584,000)
Net equity of Playco ................................      (731,964)

     As discussed in Note 1, in connection with the Company's original acquisition of a 51% interest in Labyrinth Communications Technologies Group, Inc., the Company issued 2,250,000 shares of common stock during the year ended March 31, 1997.

     See accompanying notes to consolidated financial statements.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                   For the Years Ended March 31, 1998 and 1997

Schedule of non-cash investing and financing activities:

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

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   For the Years Ended March 31, 1998 and 1997

1.       Organization

         U.S. Wireless Corporation, (the "Company") was incorporated in the State of Delaware on February 12, 1993. On July 31, 1996, the Company consummated a stock purchase agreement and acquired 51% of the outstanding shares of common stock of Labyrinth Communications Technologies Group, Inc. ("Labyrinth"), whereby 20% of the shares were acquired for $2,000,000 from Labyrinth and an additional 31% was acquired from the principle stockholder of Labyrinth for 2,250,000 shares of the Company's common stock. Upon consummation of this acquisition, the founding shareholder of Labyrinth, Dr. Oliver Hilsenrath, was appointed the Company's President and Chief Executive Officer. Labyrinth is a development stage company engaged in the research and development of wireless communications hardware and software technology (Note 4).

         On July 31, 1996, the Company also consummated an agreement and acquired 51% of the outstanding common stock of Mantra Technologies, Inc. ("Mantra") and an option to acquire the remaining 49% of the outstanding shares of common stock for an aggregate purchase price of $500,000. Pursuant to the terms of the agreement, the Company has the right to acquire the remaining 49% of the outstanding shares of common stock in exchange for an aggregate 1,000,000 shares of the Company's common stock. In order for the Company to exercise its options, the closing bid price of its common stock must have been at least $5.00 for the 30 trading days prior to the date of exercise. Mantra is a development stage company which is engaged in the development of an advanced user modification for the Internet and other databases.

         Prior to the acquisitions of Labyrinth and Mantra, the Company, which was formerly known as American Toys, Inc., was the majority stockholder of Playco Toys & Entertainment Corp. ("Playco"), a California-based toy retailer. On June 1, 1996, the then majority stockholder of the Company, United Textiles & Toys Corporation, formerly known as Mister Jay Fashions International Inc. ("Mister Jay"), a publicly-held Delaware Corporation, authorized and consented to the spin-off of the shares of common stock of Playco owned by the Company to the stockholders of the Company as of the record date of August 15, 1996. Additionally, the Company, as majority stockholder of Playco, authorized the conversion of its 1 share of Series D preferred stock owned into 1,157,028 shares of Playco's common stock, based on the average closing bid price ($1.21) of Playco's shares for the period from March 1, 1996 to May 31, 1996.

               Pursuant to a special meeting of the shareholders on May 31, 1996, the Company effected, as of April 17, 1996, a one-for-four reverse stock split. The consolidated financial statements give retroactive effect for this one-for-four reverse stock split.

2.       Summary of Significant Accounting Policies

         a)       Consolidated financial statements

                  The consolidated financial statements for the year ended March 31, 1998, include the accounts of the Company, Labyrinth and Mantra. The consolidated financial statements for the year ended March 31, 1997, include the accounts of the Company, Labyrinth, Mantra, and Playco through the spin-off date of August 15, 1996. All significant intercompany balances and transactions have been eliminated in consolidation.

         b)       Discontinued operations

                  The spin-off of Playco has been accounted for as a discontinued operation and, accordingly, its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for the year ended March 31, 1997. There are no net assets related to Playco included in the accompanying consolidated balance sheet as of, or since, March 31, 1997.

                  Summary information related to the discontinued operations of Playco for the year ended March 31, 1997 is as follows:

Net sales .................................   $ 5,024,338
Costs and expenses ........................     6,170,999
Interest expense ..........................       238,171
Net loss before minority interest in losses    (1,384,832)
Minority interest in losses ...............       374,520
Loss from discontinued operations .........   $(1,010,312)
                                              ===========

         c)       Cash and cash equivalents

                  The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of acquisition to be cash equivalents.

         d)       Equipment, improvements and fixtures

     Equipment, improvements and fixtures are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which is two to five years. Maintenance and repairs are charged to operations as incurred.

2.       Summary of Significant Accounting Policies (continued)

         e)       Income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's income taxable for federal and state income tax reporting purposes.

         f)       Accounting for employee stock options

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method presented by SFAS No. 123 and will continue to follow Accounting Principle Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. The Company adopted the "disclosure only" requirements of SFAS No. 123 in fiscal year 1997.

         g)       Software development costs

     Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed." The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized during either of the years ended March 31, 1998 and 1997.

         h)       Net loss per share

     During the three-month period ended December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings
(loss)

2.       Summary of Significant Accounting Policies (continued)

     per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earning (loss) per share is similar to basic earnings (loss) per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants and the conversion of preferred stock, as if they had been issued.

     The financial statements for the year ended March 31, 1997 have been restated to reflect the effects of SFAS No. 128. However, for both of the years ended March 31, 1998 and 1997, there is no difference between basic and diluted loss per common share as the effects of the exercise of common stock options and the issuance of any contingent shares related to the acquisition of the minority interest of Labyrinth are anti-dilutive given the net loss recorded for both years.

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

         j)       Concentration of credit risk

     As of March 31, 1998 and 1997, the Company had amounts on deposit with a financial institution that exceeded the federally insured limit by $1,519,478 and $3,047,096, respectively.

         k)       Recent accounting pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provision of this statement in fiscal year 1999. Management does not expect this statement to significantly impact the Company's financial statements.

2.       Summary of Significant Accounting Policies (continued)

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires public enterprises to report financial and descriptive information about their reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provisions of this statement in fiscal year 1999. Management does not expect this statement to significantly impact the Company's financial statements.

3.       Change In Accounting Principle

     During the first quarter of the year ended March 31, 1997, the Company changed its method of accounting for the minority shareholders interest in Playco. The Company changed from one method of accounting which records the total amount of the net proceeds received from Playco's equity transactions as the minority interest to a more generally accepted method which reflects the minority interest as a percentage of the net assets of Playco. The change in accounting for minority interest is recorded as a cumulative effect of a change in accounting principle, which had the effect of reducing minority interest by $2,413,973, increasing additional paid-in-capital by $2,873,408 and increasing the net loss for the year ended March 31, 1997 by $459,435. The consolidated financial statements have not been restated to reflect this accounting change; however, pro forma information, as if the change were made retroactively, is shown on the consolidated statement of operations.

4.       Acquisition of Minority Interest

     In January 1998, the Company submitted Exchange Offer Agreements (the "Exchange Offer") to the stockholders representing the 49% minority interest in Labyrinth. Pursuant to the terms of the Exchange Offer, the Company exchanged 4,498,200 shares of its common stock for 490,000 shares of common stock of Labyrinth. The Exchange Offer provides that the shares of the Company's common stock are subject to the following vesting schedule:

     (i) 20% of shares vest one year from issuance.

     (ii) 40% of shares shall vest upon successful completion and operation of Labyrinth's primary product in a major market.

     (iii) 40% of the shares shall vest when the Company achieves cumulative sales of $15 million.

     In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 16, and interpretations thereof, this acquisition of minority interest has been accounted for using the purchase method of accounting. As of March 31, 1998, 782,779 shares of the

4.       Acquisition of Minority Interest (Continued)

     Company's common stock have vested, as defined by the Exchange Offer, and have been issued to the former Labyrinth stockholders. The remaining 3,715,421 shares of the Company's common stock provided for in the Exchange Offer have not yet vested and are currently held in escrow until vested. Shares of the Company's common stock that do not vest shall be cancelled and returned to the Company's treasury as unissued common stock.

     In connection with the acquisition described above, the Company expensed $476,552 during the year ended March 31, 1998 as the cost over basis of net assets acquired which has been characterized as purchase research and development costs given the on-going research and development activities of Labyrinth. Such was determined as the amount by which the fair value of the Company's common stock vested and issued to Labyrinth stockholders, determined by management to be $996,460, exceeded the minority interest in the net equity of Labyrinth on the date of acquisition of $519,908.




     When and if events (ii) and (iii) detailed in the vesting schedule above occur and additional shares of the Company's common stock become vested and are issued to the former Labyrinth stockholders, the Company will record additional noncash charges to earnings equal to the fair value of such shares on the date of their release, which may have the effect of significantly increasing the Company's net loss or reducing or eliminating earnings, if any, at such time.

5.       Equipment, Improvements and Fixtures

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   For the Years Ended March 31, 1998 and 1997

         Equipment,   improvements  and  fixtures,  net  are  comprised  of  the following at March 31:

                                                  1998          1997
                                                 ---------    ----------
Furniture, fixtures and equipment ............   $ 649,544    $ 299,692
Less accumulated depreciation and amortization    (249,648)     (18,481)
                                                 ---------    ---------
                                                 $ 399,896    $ 281,211
                                                 =========    =========


     Equipment, improvements and fixtures include equipment under capital leases of $81,035 and $70,665 and accumulated amortization of $24,419 and none as of March 31, 1998 and 1997, respectively.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                   For the Years Ended March 31, 1998 and 1997


6.       Income Taxes

     The reconciliation of income taxes computed at the federal statutory tax rate to income tax expense at the effective income tax rate is as follows: 1998 1997

Federal   statutory   income  tax  (benefit)  rate  (34.0)%  (34.0)%   Increases
(decreases) resulting from:

     Non-deductible expenses ..............      5.4      6.7
     Net change in valuation allowance ....     28.6     27.3
                                              ----     ----
Effective income tax benefit rate .........   -%       -%

     The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities as of March 31, 1998 and 1997 are as follows:


                                                         1998                1997
                                                      ---------------    ----------

Depreciation and amortization ........................   $   (12,990)   $   (15,639)
Net operating loss carryforwards .....................     1,475,163      1,192,326
Unearned compensation ................................       343,344        542,479
Valuation allowance ..................................    (1,805,517)    (1,719,166)
                                                         -----------    -----------

Long-term portion of deferred tax assets (liabilities)   $      --               $-
                                                         ===========    ===========

     At March 31, 1998 and 1997, the deferred tax assets and liabilities result from the Company, Labyrinth and Mantra. The Company has federal and state NOLs at March 31, 1998 approximating $3,900,000 and $2,593,000, respectively. The federal NOL carryforwards expire between the years 2009 and 2012. The state NOL carryforwards expire in the year 2002. Utilization of a portion of the NOLs may be limited on Section 382 of the Internal Revenue Code due to ownership changes.

     At March 31, 1998 and 1997, a 100% valuation allowance has been provided to reduce the Company's net deferred tax assets for the amount by which the deferred tax asset related to NOLs exceeded the net deferred tax liability resulting from all other temporary differences. The Company has provided the allowance since management could not determine that it was "more likely than not" that the benefits of the deferred tax assets would be realized.

     The Company, Labyrinth and Mantra currently file separate income tax returns. However, a short-year, consolidated income tax return for the Company and Labyrinth will be filed in the current year to reflect the purchase of the minority interest in Labyrinth (Note 4).

7.       Stockholders' Equity

         a)       Sale of shares

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

         b)       Cancellation of stock subscription receivable

     On October 27, 1995, Mister Jay exercised its right pursuant to the terms of a special warrant and purchased 275,000 pre-split common shares at $2.00 per share and issued a twelve month promissory note for $550,000 bearing interest at 8% per annum. The note accrued interest totaling $32,083 and the related shares of common stock were canceled by mutual agreement in July 1996.

8.       Stock Options

     During the years ended March 31, 1998 and 1997, the Company issued common stock options to its employees and to various consultants performing services for the Company. Options granted to employees generally vest over three years, expire five years from the date of grant and have exercise prices ranging from $2 to $5 per share. Options granted to consultants generally vest immediately, expire five years from the date of grant and have exercise prices ranging from $2 to $4.25 per share. The number of options issued and outstanding at March 31, 1998 are as follows:

Options outstanding, beginning of period    4,073,500
Granted ................................      794,000
Canceled ...............................     (118,500)
Exercised ..............................         --

Options outstanding, end of period .....    4,754,000

Options exercisable, end of period .....    2,593,986

8.       Stock Options (continued)

     The difference between the exercise price and the fair market value of the options issued to employees on the dates of grant is accounted for as unearned compensation and amortized to expense over the related vesting period. During fiscal 1997, $1,549,453 of unearned compensation was recorded, of which $271,535 was amortized to expense as of March 31, 1997. During the year ended March 31, 1998, amortization of unearned compensation amounted to $516,480.

     Compensation expense associated with stock options issued to consultants is measured based on the estimated fair value of services received by the Company or the fair value of the stock option issued by the Company, whichever is more reliably measurable. During fiscal 1998 and 1997, $115,744 and $460,000, respectively, of compensation expense was recorded in connection with these stock options.

     As discussed in Note 2.f, the Company follows Accounting Principle Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. Had the Company elected to adopt the measurement and recognition provisions of SFAS No. 123, the Company would have incurred an additional $1,945,114 and $751,226 in related compensation expenses during the years ended March 31, 1998 and 1997, respectively. The pro forma net loss under the provisions of SFAS No. 123 is $(5,137,679) and $(7,105,083) and the pro forma basic and diluted net loss per common share is $(0.67) and $(0.95) for the year ended March 31, 1998 and 1997, respectively.

     The pro-forma information provided above was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                               1998       1997
                              -----    -------
Expected life (in years)       5.00      5.00
Risk free interest rate        6.50%     7.00%
Volatility .............      99.00%   175.00%
Dividend yield .........       0.00%     0.00%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company's options have characteristics significantly different from those of trading options, management believes that the existing pricing models do not necessarily provide a reliable single measure of the fair value of its options. In December 1997, the Company adopted the Senior Management Incentive Plan (the "Pl "). The Plan provides for the issuance of up to an aggregate of 500,000 shares of the Company's common stock upon exercise of stock options and other rights to officers, key employees and consultants. Awards made pursuant to the Plan will generally vest over three year periods. As of March 31, 1998, no stock options or other rights have been issued under the Plan.

9.       Commitments and Contingencies

         a)       Operating lease

     The Company leases office facilities in San Ramon, California under a non-cancelable operating lease. The lease requires minimum monthly payments of $20,368 and expires in January 2003. At March 31, 1998, aggregate future minimum lease payments due under this lease are as follows:

                           March 31,
         1999     $        244,416
         2000              244,416
         2001              244,416
         2002              244,416
         2003              183,312
                  ----------------

         Total minimum lease payments       $        1,160,976


     Rent expense was $153,393 and $75,173, respectively, for the years ended March 31, 1998 and 1997.

         b)       Capital leases

     The Company leases various equipment under non-cancelable capital leases. Minimum monthly rental payments on capital leases range from $88 to $2,011 and the related leases expire at various dates through August 2001. At March 31, 1998, aggregate future minimum lease payments due under capital leases are as follows:

                                                   March 31,
                                                   1999     $        34,486
                                                   2000              31,451
                                                   2001               2,714
                                                                     68,651
         Less amounts representing interest                         (14,341)
                                                            ----------------
         Total future minimum lease payments, net                    54,310
         Less current portion due within one year                   (15,192)
                                                            ----------------
         Noncurrent portion of obligation
               under capital leases                          $        39,118
                                                             ===============

         (c)      Year 2000

     The Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its operations or financial position. Furthermore, the Company does not believe that it will be required to significantly modify its internal computer systems or products currently under development. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be adverse impact on the Company's operations. Furthermore, there can be no assurance that another equity's failure to ensure year 2000 capability would not have an adverse effect on the Company.

10.      Related Party Transactions

         a)       Employment agreements

     The Company has a five-year employment agreement with its President that provides for an annual salary of $160,000 and annual increases of 15% per annum. Upon execution of this agreement, the President was granted an option to purchase 1,500,000 shares of the Company's common stock for $2.00 per share. No such options were exercised as of March 31, 1998. The agreement provides for a two year non-compete period upon termination of the President's employment and provides for severance compensation in the amount of three times the aggregate annual compensation paid to the President during the preceding calendar year. The Company's President is also the President and sole director of Mantra.

     The Company also has three-year employment agreements with its General Counsel, Chief Technology Officer, Vice President of Hardware Engineering and Vice President of Software Development. Such agreements provide for individual minimum annual salaries that range between $100,000 and $120,000 and provide for an aggregate of 450,000 options to purchase shares of the Company's common stock at $2.00 to $2.50 per share. The options vest over three-year periods and have five-year lives. As of March 31, 1998, no options have been exercised.

     On June 1, 1996, the Company's former President entered into a five-year employment agreement. Pursuant to the employment agreement, the former President shall not receive any monetary compensation during the term. As consideration, the Company's former President was granted stock options to purchase 1,000,000 shares of common stock at $1.00 per share for five years and 2,250,000 shares of common stock at $1.33 per share exercisable until December 31, 1996. As discussed in Note 7.a) all such options were exercised during the year ended March 31, 1997.

10.      Related Party Transactions (continued)

         b)       Investment in Multimedia Concepts International, Inc.

     On June 28, 1996, European Venture Corp. ("EVC"), an affiliate of the Company's former President, entered into an option to acquire 3,106,005 shares of the Company's common stock for $1,800,000 or for 400,000 shares of common stock of Multimedia Concepts International, Inc. ("MCII"). During July 1996, EVC exercised its option and acquired 3,106,005 shares in exchange for 400,000 shares of common stock of MCII.

     During the year ended March 31, 1998, EVC returned 2,706,006 of the Company's shares and the Company returned all of the MCII shares due to a decline in the value of the MCII shares. Accordingly, as of March 31, 1997, the Company recorded a stock subscription receivable in the amount of $1,569,483 in connection with the return of 2,706,006 shares of its common stock. Additionally, the Company expensed $230,517 in fiscal 1997 for the shares of common stock that were not returned.

11.      Subsequent Events

         a)       Convertible Secured Debentures

     In May 1998, the Company issued $2,500,000 in convertible secured debentures. The debentures were due to mature on the earlier of (i) August 21, 1998, subject to two automatic thirty day extensions, (ii) upon consummation of an offering (as defined) or (iii) an incurred event of default as defined. The debentures do not accrue interest except, in the event the second 30-day extension described above occurs, the debentures shall accrue interest at the rate of 6% per annum. Such interest, if any, is payable at maturity. The Company may prepay all or a portion of the outstanding principal and interest amounts at any time. The debentures are collateralized by substantially all of the Company's assets. Upon maturity as reflected in (i) or (ii) the debentures automatically convert into either shares of the Company's Common Stock or such other security as the Company issues in its private offering, at the option of the holder. In the event the offering is not consummated the principal amount and accrued interest, if any, on the debentures convert into shares of common stock.

     In the event the Company does not commence an offering (as defined) prior to maturity, the debentures shall automatically convert into shares of the Company's common stock at the ratio of $2.60 per share.

     In accordance with the Company's private offering, the debentures are to be converted into shares of the Company's common stock. See Note 11.b).

         b)       Private Placement

                  On June 24, 1998, the Company's stockholders approved an amendment to the Company's certificate of incorporation authorizing 1,000,000 shares of Preferred Stock, subject to the rights and preferences being determined by the Company's board of directors. The board of directors authorized the issuance of up to 300,000 shares of the Series A Preferred Stock.

     On June 25, 1998 the Company completed a private offering of its securities, in which the Company raised gross proceeds $5,139,312 through the sale of shares of common stock and shares of the Company's Series A Preferred Stock, inclusive of the conversion of the debentures. The shares of Series A Preferred Stock carry a cumulative dividend at the rate of 6% per annum, payable in cash or shares of Series A Preferred Stock, at the Company's option. Holders of the Series A Stock have the right to convert each share into shares of common stock at a conversion price of $2.95 per share, at any time, commencing 90 days from issuance. The shares of Series A Preferred Stock have no voting rights and carry a liquidation preference of $20.00 per share. The Company may redeem the Series A Preferred Stock, upon the earlier of three years from issuance or when the closing price for the Company's common stock has been at least $8.00, for any 30 consecutive day period. Included in the private offering was the conversion by debenture holders of the Company of $2,500,000 principal amount of secured debentures.

     The Company agreed to file a registration statement with the Securities and Exchange Commission within 60 days of the closing of the offering to register the shares of common stock and shares of common stock underlying the Series A Preferred Stock sold in the offering.

     The placement agent received a $150,000 as a commission on the net proceeds of the offering and warrants to purchase 220,000 shares of the Company's Common Stock, 110,000 shares at $4.00 per share and 110,000 at $5.00 per share, exercisable for three and five years, respectively.