Form 10QSB
period 1998-06-30
U S WIRELESS CORP
filed 1998-08-14
CIK 912083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

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

                                 (925) 327-6202
                (Issuer's Telephone Number, Including Area Code)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.01 per share, 13,556,301 shares outstanding as of March 31, 1998.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES


                                Table of Contents

                                                                                                         Page
Part 1        Financial Information


Item 1.       Financial Statements

               Consolidated balance sheets as of June 30, 1998 (unaudited)
                 and March 31, 1998                                                                       3

                 Consolidated statements of operations (unaudited) for the three months and three months ended June 30, 1998 and
                 June 30, 1997                                                                            4

                 Consolidated statements of cash flows (unaudited) for the three
                 months ended June 30, 1998 and June 30, 1997                                                      5

               Notes to financial statements                                                              6-8

Item 2.      Management's Discussion and Analysis of Financial                                            9
                 Condition and Results of Operations


Part II.    0ther Information                                                                             11

Item 4.     Submission of Matters to a Vote of Security Holders:                                          11

Item 6. Exhibits and Reports on Form 8-K                                                                  11

Signatures                                                                                                12





                                     Part I

Item 1. Financial Statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     As of June 30, 1998 and March 31, 1998


                                                                                   June 30,          March 31,
                                                                                    1998              1998
                                                                                  (Unaudited)         Note 1
                                                                ASSETS
Current Assets:
 Cash and cash equivalents .....................................................   $  6,240,192    $  2,285,750
          current assets .......................................................          3,500           3,500
                                                                                   ------------    ------------
Equipment,improvements and fixtures, net
 of accumulated depreciation and amortization ..................................        461,346         399,896
Other assets ...................................................................         25,035          25,035
                                                                                   ------------    ------------
         Total assets ..........................................................   $  6,726,573    $  2,710,681
                                                                                   ============    ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ........................................   $    215,317    $    252,708
 Obligations under capital leases, current .....................................          8,883          15,192
                                                                                   ------------    ------------
         Total current liabilities .............................................        224,200         267,900
                                                                                   ------------    ------------

 Obligations under capital leases, noncurrent ..................................         39,118          39,118
                                                                                   ------------    ------------

         Total liabilities .....................................................        263,318         307,018
                                                                                   ------------    ------------

Minority interest in subsidiaries ..............................................        170,068         195,305
                                                                                   ------------    ------------

Stockholders' equity:

 Series A Preferred stock, $.01 par value, 300,000 shares authorized; issued and outstanding at June 30, 1998
    50,000 shares Common stock,$.01 par value, .................................            500            --
 40,000,000 shares  authorized; issued and outstanding
 at June 30, 1998 13,556,301 shares; at March 31, 1998,
11,823,444 shares ..............................................................        135,563         118,234
 Additional paid-in capital ....................................................     24,909,732      19,912,890
Unearned compensation ..........................................................       (632,318)       (761,438)
Accumulated deficit ............................................................    (18,120,290)    (17,061,328)
                                                                                   ------------    ------------
         Total stockholders' equity ............................................      6,293,187       2,208,358
                                                                                   ------------    ------------
         Total liabilities and  stockholders'equity ............................    $6,726, 573    $  2,710,681
                                                                                   ============    ============

      See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended
                                                            June 30,        June 30,
                                                            1998            1997
                                                            ----            ----

Net sales ...............................................   $       --      $       --
                                                            ------------    ------------

Costs and expenses:

  Operating expenses ....................................      1,118,604         743,881
                                                            ------------    ------------

Loss before other income and minority interest in
  net losses of continuing subsidiaries .................     (1,118,604)       (743,881)

Other income:
  Interest income .......................................         34,405          64,994
                                                            ------------    ------------

Loss before minority interest in net loss of subsidiaries     (1,084,199)       (678,887)

Minority interest in net loss of subsidiaries ...........         25,237          12,825
                                                            ------------    ------------

Net loss ................................................   $ (1,058,962)   $    666,062
                                                            ============    ============

Basic and diluted loss per common equivalent share:

Loss before minority interest in net loss of subsidiaries   $       (.09)   $       (.09)

Minority interest in net loss of subsidiaries ...........           --              --
                                                            ------------    ------------

Basic and diluted net loss per share ....................   $       (.09)   $       (.09)
                                                            ============    ============

Weighted average number of common shares outstanding ....     12,401,063       7,325,245
                                                            ============    ============

      See accompanying notes to consolidated condensed financial statements

                    U.S WIRELESS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                     Three Months Ended
                                                               June 30,       June 30,
                                                                1998           1997
                                                               -----------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...................................................   $(1,058,962)   $  (666,062)
 Adjustments to reconcile net loss to cash used
  for operating activities:
  Depreciation .............................................        60,000         36,205
  Minority interest in net losses of subsidiaries ..........       (25,237)       (12,828)
  Amortization of unearned compensation ....................       129,120        129,120

 Increase (Decrease) from changes in assets and liabilities:
  Accounts payable and accrued expenses ....................       (37,391)      (100,388)
                                                               -----------    -----------
                  Net cash used for operating activities ...      (932,470)      (613,953)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment, improvements and fixtures ......      (121,450)      (186,891)
                                                               -----------    -----------

         Net cash used for investing activities ............      (121,450)      (186,891)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations ....................        (6,309)        (6,309)
  Proceeds from issuance of preferred stock,
  Net of commissions .......................................     4,989,312           --
  Issuance of common shares ................................        25,359           --
                                                               -----------    -----------

         Net cash provided (used) for financing activities .     5,008,362         (6,309)
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .....................................     3,954,442       (807,153)

 Cash, beginning of period .................................     2,285,750      5,328,781
                                                               -----------    -----------

  Cash, end of period ......................................   $ 6,240,192    $ 4,521,628
                                                               ===========    ===========

Supplemental disclosure of cash flow information:
   Interest paid ...........................................   $      --      $      --
   Income Taxes paid .......................................   $     1,248    $     4,800


      See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1-           BASIS OF PRESENTATION:

                  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended June 30, 1998. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 31, 1998 as filed with the Securities and Exchange Commission.

NOTE 2- ORGANIZATION: Consolidation of Labyrinth Communication Technologies Group, Inc.

                     In January 1998, the Company submitted exchange offer agreements (the "Exchange Offer") to the stockholders of Labyrinth owning the 49% minority interest in Labyrinth. Pursuant to the Exchange Offers, in March 1998 the Company exchanged 4,498,200 shares of its Common Stock for 490,000 shares of Common Stock of Labyrinth. The terms of the Exchange Offers provide for the vesting of the shares of the Company's Common Stock, pursuant to restricted share agreements, in accordance with the following vesting schedule:

               20% of shares vest one year from issuance; 40% of shares vest upon the successful completion and operation of the RadioCamera in its first major market; 40% of the shares shall vest when the Company achieves cumulative sales of $15 million.

               In addition to the above vesting schedule, the former management of Labyrinth is subject to an additional vesting schedule, in accordance with their employment contracts and restricted share agreements, which were simultaneously amended in accordance with the Exchange Offer, whereby the shares underlying (i)-(iii) above vest at the rate of 1/3 each year.

               In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 16, and interoperations thereof, this acquisition of minority interest was accounted for using the purchase method of accounting. As of March 31, 1998, 782,779 shares of the Company's Common Stock have vested in accordance with restricted share agreements executed in accordance with the Exchange Offer, and have been issued to

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2- ORGANIZATION: Consolidation of Labyrinth Communication Technologies Group, Inc. Cont'd

               former Labyrinth stockholders. The remaining 3,715,421 shares of the Company's Common Stock provided for in the Exchange Offer have not yet vested and are currently held in escrow by the Company pending vesting. Shares of the Company's Common Stock that does not vest shall be cancelled and returned to the Company's treasury as unissued shares of Common Stock.

NOTE 3-           EQUIPMENT, IMPROVEMENTS AND FIXTURES:

                  Equipment, improvements and fixtures, net consisted of the following:

                                                   June 30,     March 31,
                                                    1998         1998

Furniture, fixtures and equipment .............   $ 770,994    $ 649,544

Less: accumulated depreciation and amortization    (309,648)    (249,648)
                                                  ---------    ---------

                                                  $ 461,346    $ 399,896

NOTE 4-           STOCK OPTIONS:

               During the year ended March 31, 1998, the Company granted options to purchase shares of Common Stock to its employees and to various consultants performing services for the Company.

                  The options granted to employees vest over three years, expire five years from the date of the grant and have exercise prices ranging from $2 to $5 per share. Substantially all of the options granted to consultants vest immediatley, expire five years from the date of grant and have exercise prices ranging from $2 to $4.25 per share. On June 30, 1998, there were option to purchase up to an aggregate of approximately 4,754,000 shares of Common Stock granted to executive officers, director, employees and consultants, subject to various vesting schedules.

                  The value of the options granted was established by the difference between the exercise price and the fair market value of the options issued on the dates of grant, were accounted for as unearned compensation and amortized and expensed over the related vesting periods. During each of the three month periods ended June 30, 1998 and 1997, $129,120 of unearned compensation was amortized to expense. The remaining unamortized balance of unearned compensation at June 30, 1998 was $632,318 as reflected in the accompanying balance sheet.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5-           YEAR 2000 COMPUTER ISSUE:

                  The Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its operations or financial position. Furthermore, the Company does not believe that it will be required to significantly modify its internal computer systems or products currently under development. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be adverse impact on the Company's operations. Furthermore, there can be no assurance that another entities failure to ensure year 2000 capability would not have an adverse effect on the Company.

NOTE 6-           PRIVATE PLACEMENT:

                  On June 24, 1998, the Company's stockholders approved an amendment to the Company's certificate of incorporation authorizing 1,000,000 shares of Preferred Stock, subject to the rights and preferences being determined by the Company's board of directors. The board of directors authorized the designation of 300,000 shares of Preferred Stock as the "Series A Preferred Stock." The shares of Series A Preferred Stock carry a cumulative dividend at the rate of 6% per annum, payable in cash or shares of Series A Preferred Stock, at the Company's option, payable upon the earlier of conversion and redemption. Holders of the Series A Preferred Stock have the right to convert each share into shares of Common Stock at a conversion price of $2.95 per share, at any time, commencing 90 days from issuance. The shares of Series A Preferred Stock have no voting rights and carry a liquidation preference of $20.00 per share. The Company may redeem the Series A Preferred Stock, upon the earlier of three years from issuance or when the closing price for the Company's Common Stock has been at least $8.00, for any 30 consecutive day period.

                  On June 25, 1998, the Company completed a private offering of its securities, in which the Company raised gross $5,139,312 through the sale of shares of common stock and shares of the Series A Preferred Stock. Prior to but in accordance with the Company's private offering in May 1998, the Company issued $2,500,000 in convertible secured debentures, the terms of which provided for the conversion of the debentures into either shares of the Company's Common Stock at $2.60 per share or into such other security as the Company issued in its private offering, at the option of the holder. Simultaneous with and as a part of the Company's consummation of it private offering the debentures were converted into shares of Common Stock. The placement agent received $150,000 as a commission on the net proceeds of the offering and warrants to purchase 220,000 shares of the Company's Common Stock, 110,000 shares at $4.00 per share and 110,000 at $5.00 per share, exercisable for three and five years respectively. The commission was accounted for as a reduction of additional paid in capital on the accompanying balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         GENERAL

               U.S. Wireless Corporation (the "Company") was incorporated in the State of Delaware in February 1993. Until March 1998 the Company had two subsidiaries Labyrinth Communication Technologies Group, Inc. ("Labyrinth") and Mantra Technologies, Inc., ("Mantra"). In January 1998 the Company submitted an exchange offer to the holders of the 49% minority interest in Labyrinth, which exchange was effected in March 1998, upon which Labyrinth was consolidated with and into the Company.


               Due to the consolidation of Labyrinth the results from operations for the quarter ended June 10, 1998 has been adjusted to eliminate the minority interest and increase stockholders equity by the amount of the minority interest, which is not provide within the comparison information with the quarter ended June 30, 1997. There is no change in focus or operations of the Company as a result of the consolidation.

               The comparison information for the periods does continue to reflect the Company's one subsidiary, Mantra.

         RESULTS OF OPERATIONS:

         Three months ended June 30, 1998 compared to the three months ended June 30, 1997:


               During the three months ended June 30, 1998 and the three months ended June 30, 1997, the Company recorded no revenues from operations, as the Company's products are still under development.


               The Company reported consolidated operating expenses of $1,118,604 during the three months ended June 30, 1998 as compared to $743,881 for the three months ended June 30, 1997. The increase is related to additional costs incurred relative to both the continuance and expansion of operations as well as continued research and product development. During this quarter the Company commenced the deployment of the

               RadioCamera in accordance with its Beta testing and evaluation Agreement with Bell Atlantic Mobile in Baltimore, Maryland. In addition, the Company expanded its operations in Billings, Montana with Western Wireless as well as expanding its Company operated sites in Oakland, California.

         RESEARCH AND DEVELOPMENT- FUTURE OPERATIONS

              The Company continues to increase its research, development and field testing operations, as well as its marketing operations. During the quarter the Company commenced its joint beta field trials with Bell Atlantic Mobile in Baltimore Maryland and commenced setting up a fully operational E9-1-1 beta system in Billings Montana including the Billings Montana public safety access point. Additionally, the Company accelerated its development of a Code Division Multiple Access (CDMA) and Time Division Multiple Access (TDMA) versions for the RadioCamera and wireless caller-location system and to this end obtained a development license from Qualcomm Incorporated for the CDMA development. Under the agreement, Qualcomm will provide the CDMA technology, technical assistance, and access to components and equipment. The agreement also provides for a cross-license of each parties technology, subject to terms and conditions to be negotiated by the parties, whereby, the Company would obtain a commercial license for wireless location systems and Qualcomm a commercial license for integration within its CDMA infrastructure products.

               The Company will continue its research, development and field testing operations in order to develop a fully operational location system for deployment and to develop modifications for additional standards during the next 12 months. Management estimates research and development expenditures for the year ending March 31, 1999 will approximate $3,500,000.

         LIQUIDITY AND CAPITAL RESOURCES

               At June 30, 1998, the Company reported working capital of $6,015,992. The Company had $6,240,192 in business checking and money market accounts. The Company believes that its available cash as of June 30, 1998 will be sufficient to fund its operating needs for the next 12 to 18 months.

         Trends Affecting Liquidity, Capital Resources and Operations:

                  As the nature of the Company's operations are that of development stage operations, management is currently not aware of any trends that may affect its liquidity, capital, resources and operations. The Company's future operations however, could be adversely affected if the Company's timetable for the development, marketing and manufacturing of its products exceeds the available capital resources. The primary initial expenses of the new operations will include the salaries of its executive officers, management and employees who comprise the research, development, field operations, marketing, carrier relations, and corporate communications teams. Depending on the demand for its products, the Company may need additional financing. The Company's limited resources, in addition to its anticipated continued research, development and testing may cause significant strain on the Company's management, technical, financial and other resources. Research and development activities, as well as operating and marketing expenses, are expected to be financed with funds raised through the Company's recent private offering.

         Inflation and Seasonality

               Inflation and seasonality are currently not expected to have a material effect on the Company's liquidity, capital resources and operating activities.

         YEAR 2000 COMPUTER ISSUE

                  The Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its operations or financial position. Furthermore, the Company does not believe that it will be required to significantly modify its internal computer systems or products currently under development. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be adverse impact on the Company's operations. Furthermore, there can be no assurance that another entities failure to ensure year 2000 capability would not have an adverse effect on the Company.

                            Part II Other Information


Item 1. Legal Proceedings: None

Item 2. Changes in Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders:

          On June 24, 1998, the Company held a special meeting of its stockholders, during which the stockholders authorized an amendment to the Company's certificate of incorporation, authorizing 1,000,000 shares of preferred stock, designated as the Series A preferred stock, with such rights and preferences as to be determined by the corporation's board of directors. The Company's board of directors and management sought stockholder approval at such time, as its financing was imminent, and it was essential that management was able to act in an expeditious manner. The following is a list of the votes cast for and against the proposal to ratify the proposal to approve an amendment to the Corporation's Certificate of Incorporation authorizing 1,000,000 shares of Preferred Stock to be issued in classes and/or series with such rights and preferences as shall be determined by the Corporation's Board of Directors.

             Votes Cast                             Votes Cast
                For                                  Against                                     Abstain
          9,549,559                                   29,222                                     1,775


Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

           Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       U.S. Wireless Corporation
                                                       (Registrant)


August 12, 1998                                  By:      /s/ Oliver Hilsenrath
---------------                                           ---------------------
Date                                                      Dr. Oliver Hilsenrath
                                                         Chief Executive Office