Form 10QSB
period 1998-09-30
U S WIRELESS CORP
filed 1998-11-10
CIK 912083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.01 per share, 13,556,188 shares outstanding as of September 30, 1998.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY


                                    CONTENTS

                                                                                                                   Page

PART I.        FINANCIAL INFORMATION


ITEM 1.      Financial Statements
                   Consolidated balance sheets as of September 30, 1998 (unaudited)
                   and March 31, 1998                                                                              3

                   Consolidated statements of operations (unaudited) for the three months and six months ended September 30, 1998 and
                   September 30, 1997                                                                              4

                   Consolidated statements of cash flows (unaudited) for the six
                   months ended September 30, 1998 and September 30, 1997                                          5

                   Notes to financial statements                                                                   6


ITEM 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                              10

PART II.    OTHER INFORMATION                                                                                      14


ITEM 5.         Other Information                                                                                  14

Signatures                                                                                                         15

Part I, Item 1. Financial Statements.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  As of September 30, 1998 and March 31, 1998

                                                                               September 30,             March 31,
                                                                                  1998                      1998
                                                                               (Unaudited)                 (Note 1)
                                                       ASSETS
Current Assets:
 Cash and cash equivalents .....................................................   $  5,580,753    $  2,285,750
 current assets                                                                           3,500           3,500
                                                                                    ------------   ------------
  Inventory ....................................................................         29,285            --
Total Current Assets ...........................................................      5,610,038       2,285,750
                                                                                    ------------   ------------
Equipment, improvements and fixtures, net
 of accumulated depreciation and amortization ..................................        531,902         399,896

Other assets ...................................................................         25,035          25,035
                                                                                    ------------   ------------

         Total assets ..........................................................   $  6,166,975    $  2,710,681
                                                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ........................................   $    226,921    $    252,708
 Obligations under capital leases, current .....................................         15,192          15,192
                                                                                    ------------   ------------

         Total current liabilities .............................................        242,213         267,900
                                                                                     ------------   ------------

 Obligations under capital leases, noncurrent ..................................         26,500          39,118
                                                                                     ------------   ------------

         Total liabilities .....................................................        268,613         307,018
                                                                                     ------------   ------------

Minority interest in subsidiary ................................................        170,449         195,305
                                                                                      ------------   ------------

Stockholders' equity:
 Series A Preferred stock, $.01 par value, 300,000 shares authorized; issued and outstanding at September 30, 1998
   70,000 shares ...............................................................            700            --
 Common stock,$.01 par value, 40,000,000 shares
   authorized; issued and outstanding at September 30, 1998
   13,556,301 shares; at March 31, 1998, 11,823,444 shares .....................        135,563         118,234

 Additional paid-in capital ....................................................     25,309,532      19,912,890

 Unearned compensation .........................................................       (503,198)       (761,438)

 Accumulated deficit ...........................................................    (19,214,684)    (17,061,328)
                                                                                    ------------   ------------
         Total stockholders' equity ............................................      5,727,913       2,208,358
                                                                                    ------------   ------------
         Total liabilities and stockholders' equity ............................   $  6,166,975    $  2,710,681
                                                                                    ============   ============


      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Six Months Ended               Three Months Ended
                                                              Sept 30,       Sept 30,             Sept 30,        Sept 30,
                                                                1998            1997                 1998                      1997
                                                                ----            -----                ----                      ----


Net sales ....................................   $       --      $       --      $       --      $       --
                                                 ------------    ------------    ------------    ------------
Costs and expenses:
  Operating expenses .........................      2,346,069       1,655,724       1,227,465         911,843
                                                 ------------    ------------    ------------    ------------

Loss before other income and minority interest
  in net losses of continuing subsidiary .....     (2,346,069)     (1,655,724)     (1,227,465)       (911,843)

Other income:
  Interest income ............................        167,857         114,502         133,452          49,508
                                                 ------------    ------------    ------------    ------------

Loss before minority interest in
    net loss of subsidiary ...................     (2,178,212)     (1,541,222)     (1,094,013)       (862,335)

Minority interest in net loss of subsidiaries          24,856          26,547            (381)         20,341
                                                 ------------    ------------    ------------    ------------

Net loss .....................................   $ (2,153,356)   $ (1,514,675)   $ (1,094,394)   $   (841,994)
                                                 ============    ============    ============

Basic and diluted loss per
       common equivalent share: ..............   $       (.17)   $       (.21)   $       (.08)   $       (.11)
Loss before minority interest
       in net loss of subsidiaries
Minority interest in net loss of subsidiary ..           --                .-            --              --
                                                 ------------    ------------    ------------    ------------

Basic and diluted net loss
 Per Common Equivalent Share .................   $       (.17)   $       (.21)   $       (.08)   $       (.11)
                                                 ============    ============    ============    ============

Weighted average number of
  common shares outstanding ..................     12,978,682       7,325,245      13,556,301       7,325,245
                                                 ============    ============    ============    ============



      See accompanying notes to consolidated condensed financial statements

                     U.S WIRELESS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                    Six Months Ended
                                                                 Sept 30,       Sept 30,
                                                                  1998            1997
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss ..................................................   $(2,153,356)   $(1,514,675)
 Adjustments to reconcile net loss to cash (used)
  for operating activities:
  Depreciation .............................................       125,000        113,167
  Minority interest in net losses of subsidiary ............       (24,856)       (26,547)
  Amortization of unearned compensation ....................       258,240        258,240

 Increase (Decrease) from changes in assets and liabilities:
   Increase in inventory ...................................       (29,285)          --
  Accounts payable and accrued expenses ....................       (25,787)      (101,138)
                                                               -----------    -----------
                  Net cash (used) for operating activities .    (1,850,044)    (1,270,953)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment, improvements and fixtures ......      (257,006)      (287,395)
                                                               -----------    -----------

         Net cash used for investing activities ............      (257,006)      (287,395)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations ....................       (12,618)       (12,618)
  Proceeds from issuance of preferred stock ................     5,389,312           --
  Issuance of common shares ................................        25,359           --
                                                               -----------    -----------
Net cash (used) for financing activities ...................     5,402,053        (12,618)
                                                               -----------    -----------

NET INCREASE(DECREASE) IN CASH
  AND CASH EQUIVALENTS .....................................     3,295,003     (1,570,966)

 Cash, beginning of period .................................     2,285,750      5,328,781
                                                               -----------    -----------

  Cash, end of period ......................................   $ 5,580,753    $ 3,757,815
                                                               ===========    ===========

Supplemental disclosure of cash flow information:
   Interest paid ...........................................   $      --      $      --
   Taxes paid ..............................................   $     1,248    $     4,800





      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1-           BASIS OF PRESENTATION:

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they dot include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company s financial position, results of operations and cash flows for the six months ended September 30, 1998. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 31, 1998 as filed with the Securities and Exchange Commission.

NOTE 2-           ORGANIZATION:

Consolidation of Labyrinth Communication Technologies Group, Inc. ("Labyrinth")

In March 1998, the Company consummated the consolidation of its subsidiary, Labyrinth, with and into the Company. In accordance with exchange offers submitted to the stockholders of Labyrinth representing the 49% minority interest in Labyrinth, the Company exchanged 4,498,200 shares of its common stock for 490,000 shares of common stock of Labyrinth. The shares of Common Stock issued in accordance with the exchange, are subject to the following vesting schedule:

                           20%  of shares vest one year from issuance
                           40% of shares vest upon successful completion and operation of Labyrinth's primary product in a major market. 40% of the shares shall vest when the Company achieves cumulative sales of $15million.


     In addition to the above vesting schedule, the shares issued to the former management of Labyrinth is subject to an additional vesting schedule, in accordance with their employment contracts and restricted share agreements, which were simultaneously amended in accordance with the exchange, whereby the shares underlying (i)-(iii) above vest at the rate of 1/3 each year, commencing with each individuals employment.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY '
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS '
                                  (Unaudited) '



In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 16, and interoperations thereof, this acquisition of minority interest was accounted for using the purchase method of accounting. As of September 30, 1998, 829,252 shares of the Company's Common Stock have vested as defined by the Exchange Offer, and have been issued to former Labyrinth stockholders. The remaining 3,668,948 shares of the Company's Common Stock provided for in the exchange have not yet vested and are currently held in escrow pending vesting. Shares of the Company's Common Stock that do not vest shall be cancelled and returned to the Company's treasury as unissued Common Stock.

NOTE 3-           EQUIPMENT, IMPROVEMENTS AND FIXTURES:

Equipment, improvements and fixtures, net at September 30, 1998 and March 31, 1998 consisted of the following:


                                                  Sept 30,                   March 31,
                                                  1998                       1998
                                                  ---------                  -------

Furniture, fixtures and equipment                 $906,550                   $649,544

Less: accumulated depreciation and amortization   (374,648)                  (249,648)

                                                  $531,902                   $399,896
                                                  ========                   ========


NOTE 4-           STOCK OPTIONS:

During the year ended March 31, 1998, the Company issued Common Stock options to its employees and to various consultants performing services for the Company.

The options granted to employees vest over three years, expire five years from the date of the grant and have exercise prices ranging from $2 to $5 per share. Substantially all of the options granted to consultants vest immediatley, expire five years from the date of grant and have exercise prices ranging from $2 to $4.25 per share. On September 30, 1998, there were options to purchase up to an aggregate of approximately 5,130,000 shares of Common Stock granted to executive officers, directors, employees and consultants, subject to various vesting schedules.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The value of the options granted was established by the difference between the exercise price and the fair market value of the options issued on the dates of grant, were accounted for as unearned compensation and amortized and expensed over the related vesting periods. During each of the six month periods ended September 30, 1998 and 1997, $258,240 of unearned compensation was amortized to expense. The remaining unamortized balance of unearned compensation at September 30, 1998 was $503,198 as reflected in the accompanying balance sheet.

NOTE 5-           PREFERRED STOCK:

The Company has authorized the issuance of 1,000,000 shares of Preferred Stock of which 400,000 have been designated as Series A Preferred Stock. As of September 30, 1998 70,000 shares of Series A Preferred Stock have been issued and are currently outstanding. See Notes 7 and 8. The balance of the authorized shares of Preferred Stock are subject to designation of their rights and preferences to be determined by the Company's Board of Directors. The Series A Preferred shares have a cumulative dividend of 6% per annum, payable in cash or shares of Series A Preferred Stock, at the option of the Company. The shares are convertible into shares of the Company's Common Stock, commencing 90 days from issuance at a conversion rate of $2.95 per share. Each share of Series A Preferred Stock has a liquidation preference of $20.00 per share, plus accrued and unpaid dividends.

The Series A Preferred Stock is redeemable by the Company at any time, at a redemption price of $20.00 per share, upon the earlier of (i) three years from issuance and (ii) upon the closing price for the Common Stock being $8.00 for any consecutive 30 day period ending on the date that the Company gives notice of redemption to the holders. The Company shall give the holders, 20 days' prior notice, during which time the shares of Series A Preferred Stock shall be convertible into shares of Common Stock

NOTE 6-           YEAR 2000 COMPUTER ISSUE:

The Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its operations or financial position. Furthermore, the Company does not believe that it will be required to significantly modify its internal computer systems or products currently under development due to the year 2000 issue. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be adverse impact on the Company's operations. Furthermore, there can be no assurance that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 7-           PRIVATE PLACEMENT:

In June 1998 the Company consummated a private equity financing, aggregating in excess of $5 million through Gerard Klauer Mattison & Co., Inc., New York, New York, as its placement agent. The Company sold shares of its Series A Preferred Stock and shares of Common Stock. The placement agent received a commission of $150,000 and options to purchase 220,000 shares of Common Stock, one-half at an exercise price of $4.00 per share and the balance at $5.00 per share.

NOTE 8-           JOINT VENTURE AGREEMENT:

     On July 31, 1998 the Company entered into a joint venture agreement with Anam Instruments, Inc. a Korean corporation, ("ANAM") whereby the Company and ANAM formed Wireless Technology, Inc. ("WTI"), a corporation duly organized and having offices in the Republic of Korea. WTI was formed as a joint venture for the purposes of developing a Code Division Multiple Access "CDMA" interface for the RadioCamera, manufacturing and producing the RadioCamera and marketing and distribution the RadioCamera in Korea and potentially other Asian countries.

     The joint venture establishes a two phase initial funding for operations totaling $3,500,000, with the initial phase having been completed to date and the balance of the project's funding scheduled for the fourth quarter of this year. The Company received an investment of $400,000 from ANAM, for 20,000 shares of Series A Preferred Stock. The proceeds of the investment were used by the Company as a capital investment in WTI. In addition, ANAM invested $800,000 directly into WTI.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     U.S. Wireless Corporation (the "Company") was incorporated in the State of Delaware in February 1993. Until March 1998, the Company had two subsidiaries, Labyrinth Communication Technologies Group, Inc. ("Labyrinth") and Mantra Technologies, Inc. ("Mantra"). In January 1998, the Company submitted an exchange offer to the holders of the 49% minority interest in Labyrinth, which exchange was effected in March 1998, upon which Labyrinth was consolidated with and into the Company. Due to the consolidation of Labyrinth, the results from operations for the six months ended September 30, 1998 has been adjusted to eliminate the minority interest, which is not provided within the comparison information for the six months ended September 30, 1997. There is no change in focus or operations of the Company as a result of the consolidation. The comparison information for the periods does continue to reflect the Company's one subsidiary, Mantra.

     Statements contain herein which are not historical facts may be considered forward looking information with respect to plans, projections or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected.

Results Of Operations:

     Three months ended September 30, 1998 compared to the three months ended September 30, 1997:

     During the three months ended September 30, 1998 and the three months ended September 30, 1997, the Company recorded no revenues from operations, as the Company's products are still under development.

     The Company did report consolidated operating expenses of $1,227,465 during the three months ended September 30, 1998 as compared to $911,843 for the three months ended September 30, 1997. The increase is related additional costs incurred relative to both the continuance of operations as well as continued research, product development and refinement and field testing operations. During this period, the Company commenced the deployment of the RadioCamera in accordance with its Beta testing and evaluation agreement with Bell Atlantic Mobile in Baltimore, Maryland and expanded its operations in Billings, Montana with Western Wireless. In addition, the Company commence its development of CDMA and Time Division Multiple Access "TDMA" interfaces for the RadioCamera.

     Six months ended September 30, 1998 compared to the six months ended September 30, 1997:

     During the six months ended September 30, 1998 and the six months ended September 30, 1997, the Company recorded no revenues from operations, as the Company's products are still under development.

     The Company did report consolidated operating expenses of $2,346,070 during the six months ended September 30, 1998 as compared to $1,655,724 for the six months ended September 30, 1997. The increase is related additional costs incurred relative to both the continuance of operations as well as continued research, product development and refinement and field testing operations. During this period, the Company commenced the deployment of the RadioCamera in accordance with its Beta testing and evaluation agreement with Bell Atlantic Mobile in Baltimore, Maryland and expanded its operations in Billings, Montana with Western Wireless. In addition, the Company commenced its development of CDMA and TDMA interfaces for the RadioCamera.

Research and Development-Future Operations

     The Company continues to increase its research, development and field testing and trial operations, as well as its marketing operations. During the quarter the Company commenced its joint beta field trials with Bell Atlantic Mobile in Baltimore, Maryland and set up an end to end fully operational live E9-1-1 demonstration in Billings, Montana, which linked the RadioCamera system within the Western Wireless network to a Billings, Montana public safety access point. In addition, during the quarter the Company entered into testing and evaluation agreements for beta trials with GTE Mobile and Nextel Communications, Inc.

     The Company has accelerated its development of CDMA and TDMA interfaces for the RadioCamera and wireless caller location system. Regarding the CDMA interface, during the quarter, the Company obtained a development license from Qualcomm Incorporated for the CDMA development. Under this agreement, Qualcomm will provide the CDMA technology, technical assistance, and access to components and equipment. The agreement also provides for a cross-license of each party's technology, subject to terms and conditions to be negotiated by the parties.

     In July 1998 the Company entered into a joint venture agreement with Anam Instruments, Inc. a Korean corporation, ("ANAM") whereby the Company and ANAM have formed Wireless Technology, Inc. ("WTI"), a corporation duly organized and having offices in the Republic of Korea. The joint venture establishes a two phase initial funding for operations totaling $3,500,000, with the initial phase having been completed to date and the balance of the project's funding scheduled for the fourth quarter of this year. The Company received an investment of $400,000 from ANAM, for 20,000 shares of Series A Preferred Stock. The proceeds of the investment were used by the Company as a capital investment in WTI. In addition, ANAM invested $800,000 directly into WTI.

     The Company will continue its research, development and field testing operations in order to develop a fully operational location system for deployment and to develop modifications for additional standards during the next 12 months. Management estimates research and development expenditures for the year ending March 31, 1999 will approximate $4,000,000.

Liquidity and Capital Resources

     At September 30, 1998, the Company reported working capital of $5,380,543. The Company had $5,580,753 in business checking and money market accounts. The Company believes that its available cash as of September 30, 1998 will be sufficient to fund its operating needs for the next 12 - 18 months. In June 1998, the Company consummated a private equity financing, aggregating $5.13 million of which a commission of $150,000 was paid to the placement agent.

     In July 1998, the Company entered into a joint venture with ANAM. The joint venture establishes a two phase initial funding for operations totaling $3,500,000, with the initial phase of $1.2 million having been completed to date and the balance of the project's funding scheduled for the fourth quarter of this year.

     In September 1998, the Company's subsidiary, Mantra, entered into a licensing agreement with LookSmart Ltd. Mantra, using its Context Synthesistm technology, developed a strategic application for LookSmart and its partners to enhance the quality of text searches into LookSmart's web directories.

Trends Affecting Liquidity, Capital Resources and Operations:

     As the nature of the Company's operations are currently development stage operations, management is currently not aware of any trends that may affect its liquidity, capital, resources and operations, other than the lack of additional funding when necessary for operations and delays in the commercialization of the Company's product in the marketplace. The Company's future operations could be adversely affected if the Company's timetable for the development, marketing and manufacturing of its products exceeds the available capital resources. The primary expenses of its operations will include the salaries of its executive officers, management and employees who comprise the research, development, field operations, marketing, carrier relations, and corporate communications teams. Depending on the demand for its products, the Company anticipates requiring additional financing in the future. The Company's limited resources, in addition to its anticipated continued research, development and testing may cause significant strain on the Company's management, technical, financial and other resources. Research and development activities, as well as marketing expenses, are expected to be financed with funds raised through the Company's offerings of its securities. There can be no assurances that additional funding will be available to the Company when needed or if available on terms acceptable to the Company.

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


Item 1.           Legal Proceedings:  None

Item 2.           Changes in Securities and Use of Proceeds:   None

Item 3.           Defaults Upon Senior Securities:  None

Item 4.           Submission of Matters to a Vote of Security Holders: None

Item 5.           Other Information:

         Private Placement

                  In June 1998 the Company consummated a private equity financing, aggregating in excess of $5 million through Gerard Klauer Mattison & Co., Inc., New York, New York, as its placement agent. The Company offered shares of a series of preferred stock, the Series A Preferred Stock and shares of Common Stock. The placement agent received a commission of $150,000 and options to purchase 220,000 shares of Common Stock, one-half at $4.00 per share and the balance at $5.00 per share. The securities sold in this offering are a part of the securities registered for resale in this offering. The proceeds of the offering are being used to (i) commence the Bell Atlantic field trials in Baltimore, Maryland (ii) commence the development of interfaces for the RadioCamera for the CDMA and TDMA digital standards and (iii) for general working capital.

         Joint Venture with Anam Instruments, Inc.

                  The Company entered into a Joint Venture Agreement with Anam Instruments, Inc. ("ANAM") and has consummated the formation of Wireless Technology, Inc. ("WTI") a Korean corporation, as a jointly owned company. The agreement provides the Company with an Asian partner for the manufacture, marketing and distribution of the RadioCameraTM and location based services in Asia. The joint venture establishes a two phase initial funding for operations totaling $3,500,000, with the initial phase having been completed to date and the balance of the project's funding scheduled for the fourth quarter of this year.

               Since August 1998, U.S. Wireless has been developing a Code Division Multiple Access (CDMA) version of the Company's RadioCamera wireless caller-location system. In addition to funding, ANAM provides WTI with technical, manufacturing and marketing expertise. The Company and WTI plan to commence outdoor field trials of the CDMA RadioCamera during the first quarter of calendar 1999.

Item 6.           Exhibits and Reports on Form 8-K:  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Wireless Corporation
(Registrant)


November 6, 1998                      By:  \s\ Dr. Oliver Hilsenrath
Date                                            Dr. Oliver Hilsenrath
                                                Chief Executive Office