Form 10QSB
period 1998-12-31
U S WIRELESS CORP
filed 1999-02-16
CIK 912083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                                 (925) 327-6200
                (Issuer's Telephone Number, Including Area Code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.01 per share, 13,556,188 shares outstanding as of January 31, 1999.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY



                                    CONTENTS




                                                                                                                     Page
                                                                                                                     Number

PART I.   FINANCIAL INFORMATION


Item 1. Financial Statements

         Consolidated balance sheets as of December 31, 1998 (unaudited)
         and March 31, 1998                                                                                                   3

         Consolidated statements of operations (unaudited) for the three months
         and nine months ended December 31, 1998 and December 31, 1997                                                        4

         Consolidated statements of cash flows (unaudited) for the nine months
         ended December 31, 1998 and December 31, 1997                                                                        5

         Notes to financial statements                                                                                        6-8

Item 2.  Manangement's Discussion And Analysis of
          Financial Condition And Results of Operations                                                                       9-12


PART II.  OTHER INFORMATION                                                                                                   12

Signatures                                                                                                                    13



                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1998 and March 31, 1998

                                                                                         December 31,      March 31,
                                                                                            1998             1998
                                                                                        (Unaudited)       (Note 1)

                                     ASSETS


CURRENT ASSETS:
Cash and cash equivalents ............................................................   $  4,128,665    $  2,285,750
Inventory ............................................................................         50,756            --
                                                                                         ------------    ------------
Total Current Assets .................................................................      4,179,421       2,285,750

EQUIPMENT, IMPROVEMENTS AND FIXTURES, net of accumulated depreciation and amortization
                                                                                              530,661         399,896

OTHER ASSETS
 Investment in joint venture .........................................................        400,000            --
 Security Deposit ....................................................................         25,035          25,035
           Total Other Assets ........................................................        425,035          25,035
                                                                                                         ============
          Total Assets ...............................................................   $  5,135,117    $  2,710,681
                                                                                         ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable and accrued expenses ................................................   $    343,534    $    252,708
Obligations under capital leases, current ............................................         15,192          15,192

          Total current liabilities ..................................................        358,726         267,900

Obligations under capital leases, noncurrent .........................................         23,926          39,118

          Total Liabilities ..........................................................        382,652         307,018

MINORITY INTEREST IN SUBSIDIARY ......................................................        190,764         195,305

STOCKHOLDERS' EQUITY:
Series A Preferred stock, $.01 par value, 400,000 shares
  authorized; issued and outstanding at Dec. 31, 1998
  70,000 shares ......................................................................            700            --
Common stock, $.01 par value, 40,000,000 shares
   authorized; issued and outstanding at Dec. 31, 1998
   13,556,301 shares; at March 31, 1998, 11,823,444 shares ...........................        135,563         118,234

Additional paid-in capital ...........................................................     25,309,532      19,912,890

Unearned compensation ................................................................       (374,078)       (761,438)

Accumulated Deficit ..................................................................    (20,510,016)    (17,061,328)

          TOTAL STOCKHOLDERS' EQUITY .................................................      4,561,701       2,208,358

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................   $  5,135,117    $  2,710,681
                                                                                         ============    ============


      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Nine Months Ended                 Three Months Ended
                                                                       Dec. 31,      Dec. 31,          Dec. 31,         Dec. 31,
                                                                        1998           1997              1998             1997

Net sales ......................................................   $     39,729    $       --      $     39,729    $       --
Costs and expenses:
   Operating expenses ..........................................      3,726,427       2,583,059       1,380,358         927,335

Loss before other income and minority interest
 in net loss (income) of continuing  subsidiary
                                                                     (3,686,698)     (2,583,059)     (1,340,629)       (927,335)

Other income:
   Interest income .............................................        233,468         167,861          65,610          53,359

Loss before minority interest in net loss (income) of subsidiary
                                                                     (3,453,230)     (2,415,198)     (1,275,019)       (873,976)

Minority interest in net loss of subsidiary ....................          4,541          44,985         (20,315)         18,438

Net loss .......................................................   $ (3,448,689)   $ (2,370,213)   $ (1,295,334)   $   (855,538)
                                                                   ============    ============    ============    ============

Basic and diluted loss per common equivalent share:
 Loss before minority interest in net loss (income)of subsidiary
                                                                           (.26)           (.32)           (.10)           (.12)
   Minority interest in net loss (income) of subsidiary ........           --              --              --              --

Basic and diluted net loss .....................................   $       (.26)   $       (.32)   $       (.10)   $       (.12)
                                                                   ============    ============    ============    ============

Weighted average number of common
   shares outstanding ..........................................     13,171,222       7,325,245      13,556,301       7,325,245
                                                                   ============    ============    ============    ============





     See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash


                                                                                  Nine Months Ended
                                                                               Dec. 31,       Dec. 31,
                                                                                 1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .................................................................   $(3,448,689)   $(2,370,213)
Adjustments to reconcile net loss to cash (used) for operating activities:
   Depreciation ..........................................................       190,000        176,648
   Minority interest in net loss of subsidiary ...........................        (4,541)       (44,985)
   Amortization of unearned compensation .................................       387,360        387,360

Increase (Decrease) from changes in assets and liabilities:
   Increase in inventory .................................................       (50,756)          --
   Accounts payable and accrued expenses .................................       (90,828)       (51,905)
          Net cash (used) for operating activities .......................    (2,835,798)    (1,903,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment, improvements and fixtures ...................      (320,766)      (335,503)
   Investment in Joint Venture ...........................................      (400,000)
          Net cash used for investing activities .........................      (720,766)      (335,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations .................................       (15,192)       (18,927)
   Proceeds from issuance of preferred stock and common shares ...........     1,400,000           --
   Issuance of common shares .............................................     4,014,671           --
Net cash (used) for financing activities .................................     5,399,479        (18,927)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................     1,842,915     (2,257,525)

Cash, beginning of period ................................................     2,285,750      5,328,781

Cash, end of period ......................................................   $ 4,128,665    $ 3,071,256
                                                                             ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid ..........................................................   $      --      $      --
  Taxes paid .............................................................   $     1,248    $     4,800



      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the nine months ended December 31, 1998. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 31, 1998 as filed with the Securities and Exchange Commission.

NOTE 2 - ORGANIZATION:

Consolidation of Labyrinth Communication Technologies Group, Inc.

     In March 1998, the Company consummated the consolidation of its subsidiary, Labyrinth with and into the Company. In accordance with exchange offers submitted to the stockholders of Labyrinth representing 49% minority interest in Labyrinth, the Company exchanged 4,498,200 shares of its common stock for 490,000 share of common stock of Labyrinth. The shares of Common Stock issued in accordance with the exchange, are subject to a vesting schedule.

     In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 16 and interoperations thereof, this acquisition of minority interest was accounted for using the purchase method of accounting. As of December 31, 1998, 829,252 shares of the Company's common stock have vested as defined by the Exchange Offer, and have been issued to former Labyrinth stockholders. The remaining 3,668,948 shares of the Company's common stock provided for in the Exchange Offer have not vested and are currently held in escrow until vested. Shares of the Company's common stock that do not vest shall be cancelled and returned to the Company's treasury as unissued common stock.

NOTE 3 - EQUIPMENT, IMPROVEMENTS AND FIXTURES:

     Equipment, improvements and fixtures, net at December 31, 1998 and March 31, 1998 consisted of the following :

                                                                                      Dec. 31,                    March 31,
                                                                                        1998                         1998

Furniture, fixtures and equipment                                                            $970,310                   $649,544
Less: accumulated depreciation and amortization                                             (439,649)                  (249,648)
                                                                                             $530,661                   $399,896
                                                                                             ========                   ========

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

NOTE 4 - STOCK OPTIONS:

     During the year ended March 31, 1998, the Company issued common stock options to its employees and to various consultants performing services for the Company.

     The options granted to employees vest over three years, expire five years from the date of the grant and have exercise prices ranging from $2 to $5 per share.

     Substantially, all of the options granted to consultants vest immediately, expire five years from the date of grant and have exercise prices ranging from $2 to $5 per share. On December 31, 1998, there were options to purchase up to an aggregate of approximately 5,300,000 shares of Common Stock granted to executive officers, director, employees and consultants, subject to various vesting schedules.

     The value of the options granted was established by the difference between the exercise price and the fair market value of the options issued on the dates of grant, were accounted for as unearned compensation and amortized and expensed over the related vesting periods. During each of the nine month periods ended December 31, 1998 and 1997, $387,360 of unearned compensation was amortized to expense. The remaining unamortized balance of unearned compensation at December 31, 1998 was $374,078 as reflected in the accompanying balance sheet.

NOTE 5 - PREFERRED STOCK:

     The Company has authorized the issuance of 1,000,000 shares of Preferred Stock of which 400,000 have been designated as Series A Preferred Stock. As of December 31, 1998, 70,000 shares of Series A Preferred Stock have been issued and are currently outstanding. See notes 7 and 8. The balance of the authorized shares of Preferred Stock are subject to designation of their rights and preferences to be determined by the Company's Board of Directors. The Series A Preferred shares have a cumulative dividend of 6% per annum, payable in cash or shares of Series A Preferred Stock, at the option of the Company. The shares are convertible into shares of the Company's Common Stock, commencing 90 days from issuance. Each share is convertible into approximately 6.78 shares of Common Stock. Each share of Series A Preferred Stock has a liquidation preference of $20.00 per share, plus accrued and unpaid dividends.

     The Series A Preferred Stock is redeemable by the Company at any time, at a redemption price of $20.00 per share, upon the earlier of (i) three years from issuance, and (ii) upon the closing price for the Common Stock being $8.00 for any consecutive 30 day period ending on the date that the Company gives notice of redemption to the holders. The Company shall give the holders, 20 days' prior notice, during which time the shares of Series A Preferred Stock shall be convertible into shares of Common Stock.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

NOTE 6 - YEAR 2000 COMPUTER ISSUE:

     The Company does not believe that the impact of the year 2000 computer issued will have a significant impact on its operations of financial position. Furthermore, the Company does not believe that it will be required to significantly modify its internal computer systems or products currently under development. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be adverse impact on the Company's operations. Furthermore, there can be no assurance that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company.

NOTE 7 - PRIVATE PLACEMENT:

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

     The joint venture established a two phase initial funding for operations totaling $3,500,000, of which $2,300,000 has been raised to date and the balance scheduled to be raised during this fiscal year. In connection with the formation of the joint venture, the Company received an investment of $400,000 from ANAM, for 20,000 shares of Series A Preferred Stock. The proceeds of the investment in the Company were used by the Company as a capital investment in WTI. In addition, ANAM invested $800,000 directly into WTI. At present ANAM owns 67% and the Company owns 33% of WTI.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


     U.S. Wireless Corporation (the "Company") was incorporated in the State of Delaware in February 1993. Until March 1998, the Company had two subsidiaries, Labyrinth Communication Technologies Group, Inc. ("Labyrinth") and Mantra Technologies, Inc. ("Mantra"). In January 1998, the Company submitted an exchange offer to the holders of the 49% minority interest in Labyrinth, which exchange was effected in March 1998, upon which Labyrinth was consolidated with and into the Company. Due to the consolidation of Labyrinth, the results from operations for the nine months ended December 31, 1998 has been adjusted to eliminate the minority interest, which is not provided within the comparison information for the nine months ended December 31, 1997. There is no change in the focus or operations of the Company as a result of the consolidation. The comparison information for the periods does continue to reflect the Company's one subsidiary, Mantra.

     Statements contain herein which are not historical facts may be considered forward looking information with respect to plans, projections or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected.

     Three months ended December 31, 1998 compared to the three months ended December 31, 1997:

     Consolidated operating revenues for the three months ended December 31, 1998, were $39,729. Revenues were attributable to sales generated by the Company's Internet subsidiary, Mantra Technologies, Inc., with respect to its license agreement with LookSmart Ltd. The Company did not report operating revenues from its core wireless activities during the current or prior period.

     Consolidated operating expenses were $1,380,358 for the three months ended December 31, 1998, compared to $927,335 for the three months ended December 31, 1997. Increased operating expenses were primarily attributable to additional costs incurred for engineering, research and development related to the continued refinement, testing and deployment of the Company's RadioCamera(TM) System. During the third quarter, the Company expanded deployment of its RadioCamera System in accordance with beta testing and evaluation agreements entered into previously with Bell Atlantic Mobile in Baltimore, Maryland and Western Wireless Corp., in Billings, Montana. During this period, the Company successfully completed the first phase of the Bell Atlantic trial and began the second phase, an expanded trial. In Billings, Montana, the Company began an end-to-end trial, which includes the Billings Public Safety Access Point. Additionally, the Company continued its development of CDMA and TDMA interfaces for the RadioCamera System and has built prototypes for field trials, which are expected to begin during the next quarter.

     Nine months ended December 31, 1998 compared to the nine months ended December 31, 1997:

     Consolidated revenues from operations for the nine months ended December 31, 1998 were $39,729. Revenues were attributable to sales generated by the Company's Internet subsidiary, Mantra Technologies, Inc., with respect to its license agreement with LookSmart Ltd. The Company did not report operating revenues from its core wireless activities during this or the prior period.

     Consolidated operating expenses were $3,726,427 during the nine months ended December 31, 1998, compared to $2,583,059 for the nine months ended December 31, 1997. Increased expenses were primarily attributable to additional costs incurred for engineering, research and development related to the continued refinement, testing and deployment of the Company's RadioCamera(TM) System. During the third quarter, the Company expanded deployment of its RadioCamera System in accordance with beta testing and evaluation agreements entered into previously with Bell Atlantic Mobile in Baltimore, Maryland and Western Wireless Corp., in Billings, Montana. During this period, the Company successfully completed the first phase of the Bell Atlantic trial and began the second phase, an expanded trial. In Billings, Montana, the Company began an end-to-end trial, which includes the Billings Public Safety Access Point. Additionally, the Company continued its development of CDMA and TDMA interfaces for the RadioCamera System and built prototypes for field trials, expected to begin next quarter.

Research and Development-Future Operations:

     The Company has devoted and expects to continue to devote substantial financial and managerial resources to the development and deployment of a fully operational geo-location system. The Company also plans to continue to develop, modify and deploy RadioCamera Systems for additional wireless standards including CDMA and TDMA over the coming 12 months. Management estimates research and development expenditures for the year ending March 31, 1999 will approximate $4,200,000.

     During the quarter, the Company commenced its joint beta field trials with Bell Atlantic Mobile in Baltimore, Maryland and set up a fully operational end-to-end, live E-911 demonstration in Billings, Montana, linking the RadioCamera System within the Western Wireless network to a Billings, Montana Public Safety Access Point. This trial is currently being expanded to encompass all connections and applications necessary for commercial use.

     In July 1998 the Company entered into a joint venture agreement with Anam Instruments, Inc., a Korean corporation, ("ANAM") whereby the Company and ANAM have formed Wireless Technology, Inc. ("WTI"), a corporation duly organized and having offices in the Republic of Korea. The joint venture established a two phase initial funding for operations totaling $3,500,000, of which $2,300,000 has been raised to date and the balance scheduled to be raised during this fiscal year. In connection with the formation of the joint venture, the Company received an investment of $400,000 from ANAM, for 20,000 shares of Series A Preferred Stock. The proceeds of the investment were used by the Company as a capital investment in WTI. In addition, ANAM invested $800,000 directly into WTI. At present ANAM owns 67% and the Company owns 33% of WTI.

Liquidity and Capital Resources:

     At December 31, 1998, the Company reported working capital of $3,820,695. The Company had $4,128,665 in cash and cash equivalents. The Company believes that its available cash, as of December 31, 1998, will be sufficient to fund its current operations for the next 12 months, however, the Company does expect to seek additional funding in the next quarter to expand operations, undertake additional beta trials and purchase inventory for anticipated commercial deployments.

     In June 1998, the Company consummated a private equity financing, aggregating $5.13 million of which a commission of $150,000 was paid to the placement agent. Funding for the Company's CDMA project is expected to continue to come from the Company's joint venture, WTI, which has already secured $2,300,000 in financing out of a committed $3,500,000, in debt and equity securities, of which the Company has invested $400,000 from funds invested by ANAM in the Company.

     In September 1998, the Company's subsidiary, Mantra, entered into a licensing agreement with LookSmart Ltd. Mantra, using its Context Synthesis(TM) technology, developed a strategic application for LookSmart and its partners to enhance the quality of text searches into LookSmart's web directories.

Trends affecting liquidity, capital resources and operations:

     As the nature of the Company's operations are currently research and development oriented, management is currently not aware of any trends that may affect its liquidity, capital, resources and operations, other than the lack of additional funding when necessary for operations and delays in the commercialization of the Company's product in the marketplace. The Company's future operations could be adversely affected if the Company's timetable for the development, marketing and manufacturing of its products exceeds the available capital resources. The primary expenses of its operations will include the salaries of its executive officers, management and employees who comprise the research, development, field operations, marketing, carrier relations, and corporate communication teams. Depending on this demand for its products, the Company anticipates needing additional financing in the future for manufacturing and expansion of operations from primarily research and development to commercial deployment, which will include manufacturing, expanded field operations, commercial support services as well as increased administrative, selling and general expenses. The Company's limited resources, in addition to its anticipated continued research, development and testing may cause significant strain on the Company's management, technical, financial and other resources. The Company expects to meet future capital requirements through vendor financing and through the sale of the Company's securities. There can be no assurances that additional funding will be available to the Company when needed or if available on terms acceptable to the Company.

     Inflation and seasonality are currently not expected to have a material effect on the Company's liquidity, capital resources and operating activities.

Year 2000 Computer Issue:

     The Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its products, operations or financial position. Furthermore, the Company does not believe that it will be required to significantly modify its internal computer systems or products currently under development. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be adverse impact on the Company's operations. Furthermore, there can be no assurance that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company.

PART II. Other Information


ITEM 1. Legal Proceeding: None

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


                                                       U.S. Wireless Corporation
                                                                    (Registrant)


February 12, 1999                                   By:\s\ Dr. Oliver Hilsenrath
-----------------                                      -------------------------
Date                                                       Dr. Oliver Hilsenrath
                                                          Chief Executive Office