Form 10KSB
period 1999-03-31
U S WIRELESS CORP
filed 1999-06-29
CIK 912083

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

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

            2303 Camino Ramon, Suite 200, San Ramon, California 94583
                      (Address of principal exe (Zip Code)

                                 (925) 327-6200
                (Company's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
          Title of each className of each exchange on which registered

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

     The Company had, on a consolidated basis, $40,000 in revenues from operations during the fiscal year ended March 31, 1999.

     The aggregate market value of the voting stock (consisting of Common Stock, par value $.01 per share) held by non-affiliates on June 17, 1999 was approximately $34,858,426, based upon the average closing bid and asked prices for such Common Stock on said date ($3.94), as reported by a market maker. On such date, there were 14,110,613 shares of Company's Common Stock outstanding.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

     U.S. Wireless Corporation (the "Company"), headquartered in San Ramon, CA, was organized in the State of Delaware in February 1993. In July 1996, the Company changed its name to its present name, distributed to its stockholders its prior business operations and began its current business operations. See "-The Company" and "-History"

THE COMPANY

     The Company has developed a network-based location systems designed to enable wireless carriers and others to provide their customers with valued-added location-based services and applications, including enhanced 911, live navigation assistance, enhanced 411, asset and vehicle tracking, ITS systems and network management systems.

     The RadioCamera(TM) system, is a geographic location ("geo-location") system that pinpoints the locations of mobile telephone subscribers within a wireless network. Using location fingerprinting, ("Location Fingerprinting" or "LF"), proprietary technology developed by the Company, the RadioCamera system measures the radio frequency pattern or the phase (i.e., the timing and the amplitude path) of all the radio frequency signals from a caller to a single cell site. The Company believes that this technology has distinct advantages over the competing technologies that use triangulation or the global positioning system ("GPS").

CORPORATE STRATEGY

     The Company intends to establish a leadership position within the industry by leveraging the technical, market timing, and economic advantages of its RadioCamera technology. The Company is developing a business plan and strategy to establish an efficient means of deploying the RadioCamera system. Presently, the Company is evaluating the possibility of designing, building and operating a nationwide location network, through which it will develop and promote location-based applications. This anticipated shared network would accommodate all standards and provide an efficient and uniform networking platform for delivering location information to multiple users.

     The Company is working to quickly build upon the promising results of its field trials and complete the development and refinement of the RadioCamera systems that support all cellular/PCS protocols. The Company intends to work with wireless carriers, information content providers, and equipment vendors on a nationwide and international basis. In addition to the FCC-mandated E-911 service that requires precise location information, there are additional applications that could provide considerable value in the private and public sectors. See "-Wireless Location Based Services Overview -Value Added Services." The Company will seek to establish its leadership position by contracting with strong well-known suppliers and hiring an experienced operations management team. Presently, the Company is assessing and evaluating the timing and resource requirements necessary to implement this plan.

LOCATION FINGERPRINTING TECHNOLOGY

     The RadioCamera system utilizes a network-based architecture to operate the Company's Location Fingerprinting technology, which uses pattern recognition as its fundamental principle to determine location. The RadioCamera system identifies and "fingerprints" the RF (radio frequency) pattern (multipath phase and amplitude characteristics) of an operating cellular telephone or other wireless device. It then compares the RF pattern fingerprint to a database of previously identified RF fingerprints and their corresponding geographic locations within the calibrated network. By matching the fingerprint of the caller's signal with the database of known fingerprints, the caller's geographic location is identified.

     Since the Location Fingerprinting RadioCamera technology keys to radio wave fronts, as opposed to the modulated content of the radio waves, the LF technology is compatible with all leading analog and digital wireless standards. See "-Research and Development Activities." The RadioCamera system uses the existing cellular infrastructure, not requiring modifications to the antennae, base station equipment or user handsets. The process is not computationally burdened, and the database is sufficiently small to be encompassed on the equivalent of a desktop PC running Windows NT.

Research and Development Activities

     The Company has recently developed modifications to its RadioCamera system for the CDMA and iDEN standards, in addition to the AMPS and TDMA systems. The Company plans to design and develop a GSM version of the RadioCamera in the near future. Currently, the Company is continuing the development and refinement of the RadioCamera system for all the above standards.

     The Company has developed an Internet services platform, including various APIs (application programming interfaces) and web service components that interface with the location "cache," enabling the Company and potentially other service vendors to build applications using the Company's location information database. The Company's customers would be able to visually monitor, locate and track a group of subscribers, using accurate high-detail maps and exact street address information; anticipated applications include personal safety, vehicle tracking (stolen vehicles or commercial trucking), traffic information and "yellow pages" informational services.

Testing and Evaluation

     The Company is currently conducting field trials within the Western Wireless network in Billings, Montana; within the Bell Atlantic Mobile wireless network in Baltimore, Maryland; and in Company-operated test sites in Oakland, California. In addition, the Company is scheduling a field trial of the iDEN RadioCamera, within the Nextel network, to begin later this year.

     In April 1999, the Billings, Montana trial extended to a State of Montana sponsored "end to end" evaluation of the RadioCamera's functionality, from the location of the caller, to the delivery of the location information at the Public Safety Answering Points or "PSAPs" (regional emergency call centers). The system identifies a caller's phone number, location coordinates and nearest street address. The information is sent to the appropriate PSAP, where it is displayed on an electronic map at an operator's workstation. The RadioCamera continuously updates the location information, allowing the PSAP to monitor the caller's location throughout the call. The trial does not monitor emergency calls due to liability issues, and instead uses a substitute number to establish the efficiency and reliability of the system.

     The commencement of the system's operation capped a five-month cooperative development effort involving the State of Montana, the local Billings 911 center and seven telecommunications organizations. Participants in the field trial include U.S. Wireless Corporation, US WEST Corporation, XYPOINT, Nortel Networks, Western Wireless, Corp., Williams Communications Solutions, LLC., and Combix Corporation.

RECENT DEVELOPMENTS

Private Placement

     Between March 1999 and May 1999, the Company completed a private placement aggregating $6,405,000. See "Certain Relationships and Related Transactions - 1999 Private Placement."

Field Operations and Customer Trials

     In April 1999, the Billings, Montana trial expanded to an "end to end" evaluation of the RadioCamera system, complete with a backhaul network that interconnects the RadioCameras distributed at base stations to central offices by means of a web-like network, linked with the Billings, Montana PSAP. See "Location Fingerprinting Technology - Testing and Evaluation."

     In August 1998 and September 1998, the Company entered into agreements with GTE Wireless and Nextel Communications, Inc., respectively, to commence joint testing and evaluation of the RadioCamera system. The Company has developed an iDEN interface for the RadioCamera system and is preparing to commence a trial within the Nextel network later this year.

Joint Venture Agreements

Allen Telecom

     In March 1999, the Company and Allen Telecom, Inc. ("Allen") executed a memorandum of understanding to form a joint venture, enabling the companies to offer an integrated line of geolocation equipment and solutions based on the Company's RadioCamera and Allen's Geometrix(TM) Wireless Location systems. Allen is a supplier of wireless equipment to the global telecommunications infrastructure market.

Anam Instruments, Inc.

     In July 1998, the Company formed a joint venture company, Wireless Technologies, Inc. ("WTI") with Anam Instruments, Inc. ("Anam") to manufacture, market and distribute the RadioCamera system and location-based services in Asia. In June 1999, the Company formed a foreign subsidiary, U.S. Wireless International, Inc., to undertake the Company's international operations. The Company has transferred its ownership in WTI to this subsidiary.

     Since its establishment in the 3rd quarter of 1998, WTI has focused its efforts on the joint development of a commercial RadioCamera, which could handle the AMPS, CDMA and TDMA standards. The CDMA version of this tri-mode commercial prototype is on track to be available for field testing later this year, with AMPS and TDMA standards to follow within this year. It is estimated that the tri-mode commercial model of the RadioCamera will be commercially available in the first quarter of 2000. WTI has also focused its efforts on the development of market opportunities in Asia.

     WTI has received a commitment for a $5,000,000 equity investment from the HanKang Restructuring Fund, a Korean government-sponsored fund managed by Scudder Kemper Investment, which WTI plans on consummation within the next few weeks. The subscription agreement enables the fund to put the shares purchased back to the two major stockholders of WTI, which are Anam and the Company's international subsidiary, in the event certain circumstances are met.

Qualcomm Licensing

     In May 1999, the Company extended its license agreement with Qualcomm Incorporated to March 31, 2000. This agreement enables the Company to develop a Code Division Multiple Access version of the RadioCamera System. In addition the agreement provides for an additional extension of the license until March 31, 2001, if there are no other CDMA location systems deployed in the United States, prior to March 31, 2000.

WIRELESS COMMUNICATIONS INDUSTRY OVERVIEW

     There are approximately 75 million people using wireless telephones in the United States today, and that number is expected to grow by the year 2000 to an estimated 90 million, with some estimates reaching 120 million (Cellular Telecommunications Industry Association, March 1999), with an estimated 200 million worldwide. To accommodate the increased consumer demand for wireless services, the industry has aggressively continued its buildup of wireless infrastructure, and has implemented more efficient standards and digital technologies such as TDMA, CDMA, GSM and iDEN. The introduction of these standards into the market has additionally served as a selling point for manufacturers and service providers in the already extremely competitive arena of telecommunications.

     In the increasingly competitive marketplace for wireless customers and service, the emerging market for value-added services based on location represents a considerable opportunity for wireless carriers to enhance current and future revenue streams. The growth in the demand for wireless communications services during the past decade has resulted in decreased pricing for wireless service, a favorable regulatory environment, increasing competition among service providers and a greater availability of wireless value-added services. In addition, many developing countries are installing wireless telephone networks as an alternative to installing, expanding or upgrading traditional wireline networks.

Wireless Location-Based Services Overview

E-911

     As the demand for wireless service increases, so will the need for location-based safety services like wireless E-911. According to Yankee Group (Boston), more than one quarter of all new wireless customers purchase their phones for security reasons. In 1997, over 30 million cellular calls were placed to 911 emergency call centers across the United States. Yet, unlike calls placed from wire-line telephones, calls are not traceable when a caller uses a wireless phone to call for emergency assistance (the emergency operator does not automatically know the location of the caller). In response to this and other safety concerns, the U.S. Federal Communications Commission issued a mandate requiring wireless service providers to have the ability to locate wireless calls for emergency assistance within certain parameters and time schedules. See "- Government Regulations."

Government Regulations

     As a result of these and other safety issues, the wireless industry, the PSAPs and members of the E-911 community and the FCC began joint efforts in mid-1994 to solve the technological and policy hurdles in providing location information for wireless 911 calls. In June 1996, the FCC issued a Report and Order in Docket 94-102, formalizing certain performance requirements, and implementing a schedule for wireless service providers to establish geolocation capabilities. In so doing, the FCC ordered that the deployment and integration of wireless E-911 features and functions be accomplished in two: (i) the first phase requires wireless service providers to report the callback number and originating cell site and/or sector of a 911 call to PSAP operators. Pursuant to the mandate, commencing in October 1997, the service provider must commence providing such information to qualified requesting PSAPs within six months of the PSAP's request. Service providers have commenced the implementation of products in order to meet this requirement and (ii) the second phase requires wireless service providers to pinpoint and report to the PSAPs the location of all 911 callers with an accuracy of 125 meters in 67% of all cases, using root mean square techniques. The FCC has mandated completion of Phase II by October 1, 2001. In December 1998, the FCC's Wireless Telecommunications Bureau released a public notice outlining a filing schedule for requests for waivers of the Phase II E-911 requirements. Various wireless carriers have submitted requests for waivers, and various other parties have subsequently filed comments with the FCC regarding the question of waivers. The issue of waivers and/or modifications of the E-911 Phase II requirements is being reviewed by the FCC in an ongoing public forum. To date, the FCC has not granted any waivers of the Phase II E-911 conditions, nor has it made any modifications to the mandate.

Value-Added Applications

     To date, there are limited products and services offered which provide location information. These existing systems are typically used for asset and vehicle location and require bulky and costly equipment to be installed in each vehicle being located. The architecture of the Company's RadioCamera System is designed to eliminate the need for additional equipment purchases by the consumer, enabling all wireless phone users the ability to access location information in networks where the RadioCamera System i operating.

     Anticipated value-added applications include enhanced 411 (caller-location based information services), asset tracking, vehicle location, personal safety, roadway and highway management ("ITS"), data base management and network management. Once deployed, the Company anticipates that value-added services facilitated by location-sensitive applications have the potential to further expand the market for wireless communications by allowing service providers to increase revenue-generating traffic on their networks.

Intellectual Property

     The Company believes its most significant asset is its intellectual property. The Company has filed 14 patent applications and has received a "notice of allowance" from the Patent and trademark office as to two of its principal patents.

     The Company relies on a registered common law trademark for use of "RadioCamera". There can be no assurance that such trademark, as registered, will adequately be protected against infringement. In the event the Company were to become engaged in litigation, either as a result of a claimed infringement by the Company or as a result of infringement by a third party on the Company's technology or trademarks, there can be no assurance that the Company will be able to fund such litigation or, if able to do so, that it will prevail.

Competition

     Companies  competing  for  market  share  in the  wireless  caller-location industry are typically divided into two categories: those that employ handset-based techniques, and those that employ network-based techniques. Handset-based techniques rely on the integration of Global Positioning Satellite ("GPS") system receivers into the wireless handsets. Network-based techniques do not rely on the addition of any dedicated equipment to the handset, but operate entirely from the wireless network infrastructure. The Company's RadioCamera system falls into the category of network-based solutions.

     Competing network-based systems rely on triangulation techniques such as Angle of Arrival ("AOA") and Time Difference of Arrival ("TDOA"). The Company's RadioCamera system architecture does not rely on triangulation. Both AOA and TDOA systems require multiple base stations or points of reference from which to triangulate, and both systems are at a disadvantage in urban environments where there are rarely direct lines of sight between a wireless caller and multiple base stations. Due to the lack of line o sight, the subscribers' wireless transmissions bounce off of buildings and other obstacles, reaching the base station antennas via multiple paths.

     Companies investigating the GPS handset-based method propose integrating GPS receivers into wireless handsets. By receiving transmissions from multiple orbiting satellites, GPS units also use triangulation techniques to establish location, and are also challenged in environments such as "urban canyons," where line of sight to the multiple satellites is blocked. Additionally, GPS -integrated handsets are not currently commercially available. Adding GPS to handsets may create larger, heavier, more expensive phones with shorter battery life. Additionally, GPS will require retrofitting or replacing the wireless phones currently owned by over 75 million wireless subscribers makes GPS an unlikely near-term solution to the FCC's E-911 Mandate.

History

     Prior to July 1996, the Company was a holding company, owning a controlling interest in a retailer of children's toys and hobby items. In October 1996, the Company filed an amendment to its certificate of incorporation changing its name from American Toys, Inc. to U.S. Wireless Corporation. With its name change, its trading symbol was changed from "ATOY" to "USWC." In August 1996, pursuant to the authorization of the Company's Board of Directors and the consent of its then majority stockholder, the Compan distributed its ownership of the toy company to its stockholders, thereby divesting itself entirely of its ownership interest therein. In accordance with the change in operations of the Company, in July 1996 the Company acquired a controlling interest in Labyrinth Communication Technologies, Inc. ("Labyrinth") and Mantra Technologies, Inc. ("Mantra"). Labyrinth had originally been formed as the research and development arm for the RadioCamera system.

Consolidation of Labyrinth Communication Technologies Group, Inc.

     In March 1998, the Company consummated the merger of Labyrinth with and into the Company, pursuant to its December 1997 stockholders meeting, at which time the stockholders approved a proposal to acquire the remaining 49% of Labyrinth in exchange for an aggregate of 4,498,200 shares of the Company's Common Stock. The issuance of the shares was, and still is subject to a vesting schedule, as follows: (i) 20% of the shares issued vest one year from issuance;
(ii) an additional 40% vest upon the successful completion and operation of the RadioCamera in its first major market; and (iii) the remaining 40% vest when the Company reaches sales of $15,000,000. In addition to the above vesting schedule, the former management of Labyrinth is subject to an additional vesting schedule, in accordance with their employment contracts and restricted share agreements, as amended, whereby the shares underlying (i)-(iii) above vest at the rate of 1/3 each year. To date the (i) and (ii) milestones have been met and all members of management have vested 2/3 of the shares attributed to those milestones.

Restructuring of Mantra Technologies, Inc.

     In February 1999, the Company's board of directors approved the restructuring of Mantra Technologies, Inc. ("Mantra") to enable it to raise capital for operations, to provide management incentives and gain its own identity as a company. As described in the below business description, See ("Business of Mantra Technologies, Inc."), the management of Mantra has created an innovative technology and business model, and has generated sales. The restructuring was designed to separate Mantra from the Company to enable its growth and to facilitate additional investment. In the restructuring the management team of Mantra were issued 33% of Mantra's outstanding shares, subject to a vesting schedule, whereby 1/3 were vested upon issuance and an additional 1/3 vesting upon each of Mantra reaching $1,000,000 and $3,000,000 in revenues.

     In accordance with the recapitalization of Mantra, Dr. Hilsenrath resigned as president and David Huffman was elected president of Mantra and appointed to the board of directors, with Dr. Hilsenrath remaining Chairman of the Board. The Company's and Dr. Hilsenrath's, (as founder) ownership in Mantra decreased from 51% and 39%, respectively, to 34% and 26%, respectively. See "Certain Relationships and Related Transactions - Mantra Technologies, Inc., Restructuring."

Employees

     As of June 1, 1999, the Company employed 40 full-time employees. Approximately seventeen of these employees are involved in engineering, ten are lab technicians and field operations personnel, five in business development, two are executive officers and six are in support functions. To date, the Company believes it has been successful in attracting and retaining skilled and motivated individuals. The Company's success will depend in large part upon its ability to continue to attract and retain qualified employees. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes that it has good relations with its employees.

RISK FACTORS

     Development Stage Company; No Revenues from Operations. The Company is a development stage company with no revenues from operations. Its activities to date have consisted of its formation, obtaining financing, and the research, development, and testing of the Company's RadioCamera and Location Fingerprinting technology. The Company's operations are subject to all of the risks inherent in the establishment and development of a business enterprise, including the absence of a substantial operating history. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a developing and expanding stage business and the competitive and unexplored environment in which the Company anticipates operating. The Company has not deployed a fully commercial system to date. There can be no assurances that any of the Company's product lines will be profitably produced, marketed, and/or operated, or that the Company will be able to attract and retain the management and skilled employees needed. Further, there can be no assurances that the Company's management will be able to successfully implement its business plan.

     Emerging Market for Location Technologies: Market Uncertainty. Presently there is a limited market for location-based technologies within the wireless industry. With the FCC mandate requiring geolocation of cellular subscribers dialing 911, there is the planned emergence of a market for location-based technologies for wireless systems. There can be no assurances that the FCC mandate will not be revised or amended, delaying or eliminating the necessity for geolocation information. In addition, there can b no assurances that there will develop additional applications and offerings of value-added services based upon location-based information. Recently the FCC issued a notice for discussion indicating that it was considering granting waivers to cellular carriers in order to allow time for technologies to be implemented. The Company is therefore developing a product and technology for which there is no clear market size and no assurances as to when and if one will develop. The success of the Company's produc lines, if any, shall be contingent on their acceptance in the market place. Though the Company may be successful in developing its product lines, there can be no assurances that competitors will not produce products which are either technically superior, price cost-effective, or that which make the Company's products obsolete. The lack of acceptance of the Company's product lines in the marketplace would have an adverse effect on its operations.

     Development of Business; Need for Additional Financing. The Company has not generated any operating revenues to date and can not accurately predict when and if substantial revenues will be generated, therefore, its cost of operations shall continue to be borne solely from its financing activities. The Company will require additional capital for operations to implement its business plan and corporate strategy of deploying a nationwide system. The Company may also seek additional funding if the operating timetable for the development, manufacturing, marketing, and sales of its products are unable to meet the Company's costs of operations. The primary expense of the Company is the salaries of its employees. The Company's limited resources in addition to its anticipated continuation of its research, development and testing operations, may cause significant strain on the Company's management, technical, financial, and other resources. To manage its development, the Company must continue to improve and expand its existing resources and management information systems and must attract, train, and motivate qualified technical, management and general personnel. There can be no assurance, however, that the Company will successfully be able to achieve these goals.

     Rapid Technological Change. The wireless communications and informational services industries are subject to rapid technological change. There can be no assurances that the Company will be able to keep pace with the technological developments in the telecommunication industry or to implement or change its product lines to meet new demands within the industry. Competitors with greater resources may develop products and/or technologies superior to or more cost effective than those marketed by the Company.

Business of Mantra Technologies, Inc.

General

     Mantra Technologies, Inc. was founded by Dr. Oliver Hilsenrath in July 1996, as an Internet services company dedicated to the improvement of the user's Internet browsing experience. Mantra now provides advanced functionality to major web services in the areas of:

     Personalization - helping web services develop a one-to-one relationship with their customers.

     Automated categorization - helping directories and content sites improve quality, efficiency and timeliness.

     Advanced browsing - providing powerful next-generation forms of navigation on our customers' websites.

     User profiling for ad targeting, content targeting and community building.

     These services are enabled by a unique, patented technology that provides industry-leading precision and recall in a small footprint, low resource requirement package, with little or no training required.

Industry Overview

     Traditional navigation capabilities such as keyword search, manually edited page layouts and editorial webguides are increasingly insufficient as the size and complexity of the web grows. Mantra is well-positioned with powerful technology and focus in outsourcing innovative navigation services.We believe this emerging niche will develop rapidly as three major trends continue to drive demand for our services:

     The growth in the size of the Internet will drive the need for better web navigation. competition for users among web services will drive the need for differentiation. the increasing sophistication of web services will drive the propensity for outsourcing advanced service components such as Mantra's.

Context Synthesistm

     Mantra's offerings are based upon Context Synthesistm, a patented text analysis engine designed and developed by Mantra. The engine is able to extract areas of interest from one or more web pages, web sites or set of web sites, and compare these to extractions from other sources ranging from databases, directories, the Internet or enterprise intranets. Applications can focus on interactive or non-real time applications for end users or content management applications for major destination, search and directory sites.

     Context Synthesistm is remarkable in the area of text analysis because of its very high precision and recall, extremely small footprint and ability to perform with little or no pre-training on the body of source documents.

Current Activity

     Mantra has agreements with two major web services for deployment of its technology. Mantra is providing an automated categorization platform for LookSmart, a leading web directory which provides its directory to MSN, AltaVista, @Home and over 200 ISP's worldwide. Mantra is also deploying an end user web monitoring for Portivity, a supplier of customer relationship management services.

ITEM 2.           DESCRIPTION OF PROPERTY

     The Company entered in to a building lease agreement ("the Lease") with Annabel Investment Company, a California partnership, for the lease of executive office space at 2303 Camino Ramon, Suite 200, San Ramon, California 94583, commencing December 1997. The Company maintains approximately 12,000 square feet of executive office space at a total cost of approximately $250,000 per annum. The Lease, effective for a term of five (5) years, continues through January 2002. The Company also leases six rooftop testing facilities, three in Oakland, California, and three in Baltimore, Maryland, for each of which it pays $500 per month. All six leases are terminable by either party at any time upon notice. The Company also leases approximately 1,120 square feet of office space in Jessup, Maryland at a total cost of approximately $14,000 per annum. The lease commenced in September 1998 and is effective for a term of one year. The Company believes these existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3.           LEGAL PROCEEDINGS

     The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     January 22, 1999 Annual Meeting

     On January 22, 1999, the Company held an annual meeting of its stockholders, during which the stockholders elected four (4) persons nominated by the Board of Directors to serve as Directors until the next annual meeting of stockholders and until their respective successors shall have been elected and shall have qualified. The voting tabulations regarding the election of Directors were as follows:

                                                     Votes Cast            Withhold
                  Nominees                              For           Authority to Vote

                  Dr. Oliver Hilsenrath              8,778,631                  1,550
                  David Tamir                        8,778,631                  1,550
                  Barry West                         8,778,631                  1,550
                  Dennis Francis                     8,778,631                  1,550

April 5, 1999 Special Meeting

     On April 5, 1999, the Company held a special meeting of its stockholders, during which the stockholders approved the proposal authorizing the Company to issue up to an aggregate of 10 million shares of the Company's Common Stock, through either the sale of shares of Common Stock or shares of Preferred Stock, which shares are convertible into shares of Common Stock at a fixed price. See
Item 5. Market for Common Equity and Related Stockholder Matters - 1999 Private Placement." The voting tabulations regarding the proposal were as follows:

                               Votes Cast                Votes Cast
                                  For                     Against                    Abstain
                                7,223,371                 3,315,005                   8,200



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the SmallCap Market of the Nasdaq Stock Market. The following table sets forth representative high and low closing prices for the Common Stock as reported by the market makers for the Company's Securities during the period from April 1, 1997 through June 15, 1999. Closing prices reflect prices between dealers, do not include resale mark-ups, mark-downs, or other fees or commissions, and do not necessarily represent actual transactions.


                                  Common Stock

Calendar Period                             Low                           High

        1997
03/31/97-  06/30/97                         3 1/2                         4 3/4
07/01/97 - 09/30/97                         3 9/16                        4 1/8
10/01/97 - 12/31/97                         2 3/4                         4 13/32

        1998
        ----
01/01/98 - 03/31/98                         2 1/2                         3 7/8
04/01/98 - 06/30/98                         2 11/32                       3 5/8
07/01/97 - 09/30/97                         1 1/2                         2 31/32
10/01/97 - 12/31/97                         31/32                         1 7/16

        1999
        ----
01/01/99 - 03/31/99                         1 1/16                        2 1/16
04/01/99 - 06/1/99                          1 9/16                        4 27/32


     As of June 15, 1999, there were 82 holders of record of the Company's Common Stock, although the Company believes that there are approximately 1,500 additional beneficial owners of shares of Common Stock held in street name. As of June 15, 1999, there were 14,110,613 shares of the Company's Common Stock outstanding.

1999 Private Placement

     In March 1999, the Company commenced an undertaking to raise additional capital in a private placement offering of its securities. In April 1999, the Company received stockholders approval for the offering (See "Item 4. Submission of Matters to a Vote of Security Holders") and completed the private offering of its securities, in which the Company raised gross proceeds of $6,000,000 through the sale of 60,000 shares of the Company's newly created Series B Preferred Stock. In addition, the Company offered its officers, directors and employees the right to purchase an aggregate of 405,000 shares of Common Stock at $1.00 per share. All shares were subscribed. Employees had the right to pay for the shares through a two month salary deduction.

     Holders of the Series B Preferred Stock have the right to convert each share into 100 shares of the Company's Common Stock, at any time, commencing 90 days from issuance. However, if conversion is elected within 12 months of issuance, each share of Series B Preferred Stock is convertible into only 67 shares of Common Stock. Additionally, there is a mandatory conversion provision, commencing 12 months from issuance if the closing price for a share of Common Stock has been $5.00 or more for 30 consecutive trading days. Holders of the Series B Preferred Stock have the right, as a separate voting group, to elect one member to the Company's Board of Directors until such time as one of the following events occurs: (i) when 50% of the shares of Series B Preferred Stock have been voluntarily converted into Common Stock or (ii) if a mandatory conversion of the shares of Series B Preferred Stock occurs, an aggregate of 50% of the total number of shares of Common Stock issued upon conversion, whether voluntary or mandatory, have been resold. The holders of Series B Preferred Stock also have the right to vote on (i) the issuance of any stock that ranks senior to or on parity with the Series B Preferred Stock and (ii) any change in terms of the Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $100 per share.

     The Company agreed to file a registration statement to register the shares of Common Stock underlying the Series B Preferred Stock within 90 days of the Company's April 5, 1999 special meeting of stockholders. The proceeds of the offering will be used for general working capital.

ITEM 6.           PLAN OF OPERATION

Capital Resources

     As of March 31, 1999, the Company had working capital of $7,779,210 and cash and cash equivalents of $5,788,288. Such amounts resulted primarily from sales of the Company's securities in its 1998 private placement offering and $2,700,000 from its 1999 private placement. In its 1999 private placement, the Company raised an aggregate of $6,405,000. During the year ended March 31, 1999, the Company earned revenues of $40,000 in connection with the license of software by its subsidiary Mantra Technologies, Inc.

     During the year ended March 31, 1999, the Company raised approximately $7.8 million of cash in private placements of equity and debt securities. The Company made investments of $400,000 in a joint venture and $242,000 in equipment. Although the Company incurred a net loss of $7.2 million during the year ended March 31, 1999, such amount includes non-cash charges of approximately $2.2 million related to the Labyrinth consolidation, $565,000 of stock based compensation, $341,000 of equity losses related to a joint venture and $260,000 of depreciation expense. As result of the above, the Company experienced a net increase in cash of approximately $3.5 million during the year ended March 31, 1999.

     Based on management's estimates, the Company's capital resources are expected to meet cash requirements through at least March 31, 2000 for the continuation of the Company's research, development and field trial operations. The Company will require additional capital in order to implement its business strategy of rolling out a nationwide network of the RadioCamera system. The Company is assessing and evaluating the timing and resource requirements necessary to implement this plan. Additionally, the Compan continues the development of an internet services platform that will interface with the nationwide location "caches" enabling the Company and other vendors to build and offer applications based on location sensitive applications.

     The Company is presently engaged in the testing of its AMPS, TDMA CDMA and iDEN RadioCamera systems. Further, the Company is conducting field trials in several major cities for its RadioCamera System and the Company is scheduled to build additional field trial operations during the balance of this year. In addition, the Company is developing an internet services platform that would allow potential customers to visually monitor, locate and track a group of subscribers.

     Notwithstanding the Company's strategy of building a nationwide network, which will require financing, management does not expect that the Company will be required to purchase significant equipment or expect significant changes in the number of Company employees during the next twelve months. In the event the Company undertakes the deployment of a nationwide network, it will require a significant number of new employees as well as consulting, manufacturing, and other services.

     If the Company's timetable for developing, marketing, and manufacturing the RadioCamera exceeds current estimates, the Company may require additional capital resources. The primary continuing expenses associated with the testing and development of the RadioCamera are expected to include officer, key employee and consultant salaries.

Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires and entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. In accordance with the provisions of this statement, the Company did not adopt SFAS No. 130 in fiscal year 1999, as the Company has no items of other comprehensive income. Management does not expect this statement to significantly impact the Company's financial statements statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. This statement is effective for fiscal years beginning after December 15, 1997. At the present time, the Company's two operating segments, wireless location-based services and software and internet development, are not monitored separately for internal financial reporting purposes. Management does not expect this statement to significantly impact the Company's financial statements.

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

         Not Applicable.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT


Executive Officers and Directors

     The Executive Officers and Directors of the Company are as follows:

         NAME                               AGE               POSITION

         Dr. Oliver Hilsenrath (1) (2)      42                President, Chief Executive
                                                              Officer and Director

         David Klarman                      34                Vice President, General
                                                              Counsel, Secretary, and Treasurer

         Dennis Francis (2)                 48                Director

         David Tamir(1)                     55                Director

         Barry West(2)                      54                Director

         Irwin Gross (1) (3)                55                Director

     (1) Member of Audit Committee

     (2) Member of Compensation Committee.

     (3) On April 6, 1999, the holders of the Company's Series B Preferred Stock, elected, via unanimous written consent, Irwin Gross to be the Series B Preferred Stock elected director. See "Item 5. Market for Common Equity and Related Stockholder Matters - 1999 Private Placement."

     Dr. Oliver Hilsenrath has served as President, Chief Executive Officer and Director of the Company since July 31, 1996. Since its inception, Dr. Hilsenrath was a co-founder and served from 1992 through 1996 as Senior Vice President of Technology of Geotek Communications, Inc. Prior to that, Dr. Hilsenrath served as Chief Engineer of the secure communications division of RAFAEL, Israel. Dr. Hilsenrath received his Ph.D. in information theory from Technion - Polytechnical Institute of Israel and has worked in the wireless communications industry for 20 years.

     David S. Klarman has served as General Counsel and Secretary of the Company since September 1996. He was elected Vice President in December 1997. In September 1996, Mr. Klarman formed Klarman & Associates, a law firm specializing in corporate and securities law. From July 1994 to August 1996, Mr. Klarman was an associate with Lampert & Lampert, a law firm specializing in corporate and securities law in New York, New York. From February 1991 to July 1994, Mr. Klarman was an associate with Goldstein, Axelro & DiGioia, a law firm specializing in corporate and securities law in New York, New York. Mr. Klarman holds a Juris Doctorate from Yeshiva University, Benjamin N. Cardozo School of Law and a B.S. in Finance from the University of Maryland.

     Barry West has served as a Director of the Company since May 1998. Since March 1996, Mr. West has served as Vice President and Chief Technology Officer of Nextel Communications, Inc. Prior to that, Mr. West served in various senior positions with British Telecom for more than thirty-five years, most recently as Director of Value-Added Services and Corporate Marketing at Cellnet, a cellular communications subsidiary of British Telecom.

     Dennis  Francis  was  elected  to the  Company's  Board in  December  1997.
Previously, from December 1996, he served as a consultant to the Company, providing technical support services. Mr. Francis has served for over five years as Executive Vice President and Chief Technology Officer of Vanguard Cellular Systems, Inc., a cellular communications service provider. Mr. Francis is the current chairman of the Nortel Technology Officers Council and has served on the Chief Technology Officers Council of the Cellular Telecommunications Industry Association for four years. Mr. Francis graduated from the University of Texas at Arlington, Texas with a B.S. in Industrial Engineering.

     David Tamir has served as a Director of the Company since August 1996. Since April 1996, Mr. Tamir has been the President and CEO of Nanomotion, an Israeli-based company that has developed piezo ceramic, ultra-sonic motors. From July 1992 to January 1996, Mr. Tamir was General Manager of Power Spectrum Technologies Limited, a subsidiary of Geotek Communications, Inc. From 1990 to 1992, Mr. Tamir was a representative of RAFAEL (the Israeli Ministry of Defense), in Washington D. C. Mr. Tamir holds BS and MS degrees in Electrical Engineering from Technion - Polytechnical Institute of Israel and an MBA degree from The Hebrew University, in Jerusalem.

     Irwin Gross was elected on April 6, 1999 by unanimous written consent of the stockholders of the Company's Series B Preferred Stock to be the Company's Series B Preferred Stock elected Director. Mr. Gross has served as Chief Executive Officer and Chairman of the Board of Directors of Interactive Flight Technologies, Inc. since September 1998. He was the founder and had been a director of ICC Technologies, Inc, which designs innovative climate control systems, from May 1984 until July 1998. In 1998 ICC Technologies merged with Rare Medium Inc., an internet services company. Mr. Gross is currently the Chairman of the Board of The Network Connection and a member of the Board of Orbit R/F. In addition, Mr. Gross had served as the Chief Executive Officer of an ICC from February 1994 to February 1998. Mr. Gross also serves on the board of directors of several charitable organizations. Mr. Gross has a Bachelor of Science degree in Accounting from Temple University and a Juris Doctorate from Villanova University.

     All Directors, with the exception of the Series B Preferred Stock elected director, hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Vacancies on the Board of Directors may be filled by the remaining Directors. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

     As permitted under Delaware Corporation Law, the Company's certificate of incorporation eliminates the personal liability of the Directors to the Company or any of its stockholders for damages resulting from breaches of their fiduciary duty as Directors. As a result of the inclusion of such provision, stockholders may be unable to recover damages against Directors for actions taken by them, which constitute negligence or gross negligence or that are in violation of their fiduciary duties. The inclusion of this provision in the Company's certificate of incorporation may reduce the likelihood of derivative litigation against Directors and other types of stockholder litigation. In addition, the Company has executed indemnification agreements with all officers and directors providing indemnification to the fullest extent of the law.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Officers, Directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors, and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon requests for information of the Company's Officers, Directors, and greater than ten percent stockholders, during fiscal 1999, the Company has been informed that all Officers, Directors, or greater than ten percent stockholders have filed such reports as are required pursuant to Section 16(a). The Company has no basis to believe that any required filing by any of the above-indicated individuals has not been made. ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, or paid by the Company during the year ended March 31, 1999, 1998, and 1997 to each of the named Executive Officers of the Company.

                           Summary Compensation Table

                               Annual Compensation

                  (a)                        (b)                (c)                 (d)               (e)                (f)
          Name and Principal              Year (1)          Salary ($)           Bonus ($)       Options/ SARS      Other Annual
               Position                                                                                             Compensation

Dr. Oliver Hilsenrath                       1999              160,000                -                 -              $1,620(5)
President and                               1998              160,000                -                 -              $1,620(5)
Chief Executive Officer                     1997              106,667(2)             -              1,500,000(3)      $5,572(4)

David Klarman                               1999              120,000                -                 -                  -
Vice President,                             1998              120,000                -                100,000             -
General Counsel and Secretary               1997               70,000(2)             -                150,000 (6)         -

Dr. Mati Wax                                1999              100,000                -                 -              20,000(8)
Former Chief Technology Officer(7)          1998              100,000                -                 -              20,000(8)
                                            1997               66,667(2)             -                100,000 (6)         -

Abraham Bar                                 1999              110,000                -                 -                  -
Vice President                              1998              102,500                -                 -                  -
of Hardware                                 1997              60,000(2)              -                100,000(6)          -

Ravi Rajapakse                              1999              110,000                -                 -                  -
Vice President                              1998              100,000                -                 -                  -
of Software Design                          1997               30,000 (2)            -                100,000(6)          -

     (1) No compensation was paid to any officer of the Company prior to July 31, 1996. Reflects the portion of the year worked.

     (2) Pursuant to his employment agreement, Dr. Hilsenrath received an option to purchase 1,500,000 shares of Common Stock. See "Employment and Consulting Agreements." Includes (i) the payment of $509 per month for automobile allowance and (ii) the payment of approximately $1,500 for a life insurance and disability policy for the benefit of Dr. Hilsenrath's beneficiaries. See "Employment and Consulting Agreements."Represents the payment of $1,620 per annum for a life insurance and disability policy for the benefit of Dr. Hilsenrath's beneficiaries. See "Employment and Consulting Agreements." Pursuant to their employment agreements, Dr. Wax, Mr. Klarman, Mr. Bar, and Mr. Rajapakse received options to purchase 100,000, 150,000, 100,000 and 100,000, respectively, shares of Common Stock, vesting over the term of their initial employment agreements, 1/3 each year. See "Employment and Consulting Agreements." In June 1999, Dr. Wax relinquished his position as the Company's Chief Technology Officer. See "Employment and Consulting Agreements." Dr. Wax received a travel allowance of approximately $20,000 per annum.

               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES



(a)                             (b)                  (c)                    (d)                      (e)

                                                                                                         Value of
                                                                            Number of                    Unexercised
                                                                            Unexercised Options/SARs     In-The-Money)Options/SARs
                                                                            Exercisable/                 at FY-End ($)
                                Shares Acquired on                          Unexercisable                Exercisable/
                                Exercise (#)         Value Realized ($)                                  Unexercisable (1)
Name
Dr. Oliver Hilsenrath                 -                      -              1,500,000/0                           0/0

David Klarman                         -                      -              200,000/50,000                        0/0

Dr. Mati Wax                          -                      -              66,666/33,334(2)                      0/0

Abraham Bar                           -                      -              66,666/33,334                         0/0

Ravi Rajapakse                        -                      -              66,666/33,334                         0/0
==============================  ==================== ====================== =======================  =============================

     Based upon the closing price for the Common Stock on March 31, 1999 ($1.68), as reported by a market maker. Option ceased vesting in June 1999.

Employment and Consulting Agreements

Employment Agreements

     In April 1997, the Company amended the five-year employment agreement it entered into originally with Dr. Hilsenrath in July 1996. The agreement, as amended, provides for an annual salary of $160,000 and increases of 15% per annum for each year remaining in the original five-year term. Upon execution, the Company granted Dr. Hilsenrath an option to purchase 1,500,000 shares of Common Stock at an exercise price of $2.00 per share. The Company provides Dr. Hilsenrath with an automobile allowance. In addition, the Company shall maintain during the full term hereof and at its sole cost and expense, a life insurance policy on Dr. Hilsenrath in the face amount of $1,000,000 payable to his designee. This policy also includes provisions for the payment of up to 18 months of salary to Dr. Hilsenrath in the event that he is disabled. Upon the conclusion of this agreement, all right, title and interest in the policy shall be transferred to Dr. Hilsenrath, and he shall be responsible for any premiums due after such transfer. The agreement restricts Dr. Hilsenrath from competing with the Company for a period of two years after the termination of his employment. The agreement provides for severance compensation to be paid to Dr. Hilsenrath if his employment with the Company is terminated or if there is a decrease in his responsibilities or duties following a change in control of the Company. The severance compensation shall be made in one payment equal to three times the aggregate annual compensation paid to Dr. Hilsenrath during the preceding calendar year. In the event the Company wishes to obtain Key Man life insurance on the life of Dr. Hilsenrath, he agrees to cooperate with the Company in completing any applications necessary to obtain such insurance and in promptly submitting to such physical examinations and furnishing such information as any proposed insurance carrier may request.

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

     In January 1997, Ravi Rajapaske entered into a three-year employment agreement with Labyrinth. The agreement was amended in January 1998, in accordance with the merger of Labyrinth with and into the Company, pursuant to which the agreement was assigned to the Company and Mr. Rajapakse became Vice President of Software Design. Mr. Rajapakse receives a salary of $130,000 per annum, and was granted an option to purchase 100,000 shares of Common Stock at an exercise price of $2.15 per share, as adjusted, subject to a three year vesting schedule. The amended employment agreement provides for the exchange of his 20,000 restricted shares of Labyrinth's common stock for 183,600 shares of the Company's Common Stock, subject to a vesting schedule. Additionally, the amended agreement provides for the extension of the agreement on a yearly basis until the shares have vested. See "Business - Consolidation of Labyrinth Communication Technologies Group, Inc."

     In October 1996, Abraham Bar entered into a three-year employment agreement with Labyrinth. The agreement was amended in January 1998, in accordance with the merger of Labyrinth with and into the Company, pursuant to which the agreement was assigned to the Company and Mr. Bar became Vice President of Hardware Design. Mr. Bar receives a salary of $110,000 per annum, and was granted an option to purchase 100,000 shares of Common Stock at an exercise price of $2.50 per share, subject to a three year vesting schedule. The amended employment agreement provides for the exchange his 25,000 restricted shares of Labyrinth's common stock for 229,500 shares of the Company's Common Stock, subject to a vesting schedule. Additionally, the amended agreement provides for the extension of the agreement on a yearly basis until the shares have vested. See "Business - Consolidation of Labyrinth Communication Technologies Group, Inc."

Consulting Agreements

     The Company has engaged various consultants to provide expertise in specific areas of services required by the Company. Presently, the Company has engaged consultants to provide services and expertise in various areas including, investor relations, public relations, business development, and marketing. Compensation for these services include retainer fees, with some consultants receiving stock options, which vest according to time and/or the attainment of certain goals.

Senior Management Incentive Plan

     In December 1997, the Board of Directors and the stockholders of the Company adopted the Senior Management Incentive Plan (the "Management Plan"). The Management Plan provides for the issuance of up to an aggregate of 500,000 shares of Common Stock upon exercise of stock options and other rights to Executive Officers, key employees, and consultants to the Company.

     The adoption of the Management Plan was prompted by the desire to provide the Board with sufficient flexibility regarding the forms of incentive compensation which the Company will have at its disposal in rewarding Executive Officers, key employees, and consultants who render significant services to the Company. Pursuant to the Management Plan, the Board of Directors intends to offer equity ownership in the Company to such persons through the grant of stock options and other rights, to enable the Company to attract and retain qualified personnel without unnecessarily depleting the Company's cash reserves. The Management Plan is designed to augment the Company's existing compensation programs and is intended to enable the Company to offer a personal interest in the Company's growth and success through awards of either shares of Common Stock or rights to acquire shares of Common Stock.

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

     Unless otherwise indicated, the Management Plan is administered by the compensation committee of the Board of Directors. (The Board or such committee shall be referred to in the following description as the "Administrator."). In accordance therewith, all issuance under the Management Plan will be approved by such committee. Subject to the specific provisions of the Management Plan, the Administrator will have the discretion to determine the recipients of the awards, the nature of the awards to be granted, the dates such awards will be granted, the terms and conditions of awards and the interpretation of the Management Plan, except that any award granted to any employee of the Company who is also a Director of the Company shall also be subject, in the event the persons serving as members of the Administrator of the Management Plan at the time such award is proposed to be granted do not satisfy the requirements regarding the participation of "disinterested persons" set forth in Rule 16b-3 ("Rule 16b-3") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to the approval of an auxiliary committee consisting of not less than two individuals who are considered "disinterested persons" as defined under Rule 16b-3. As of the date hereof, the Company has not yet determined who will serve on such auxiliary committee, if one is required. The Management Plan generally provides that, unless the Administrator determines otherwise, each option or right granted under a plan shall become exercisable in full upon certain "change of control" events as described in the Management Plan, or subject to any right or option granted under the Management Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure, or otherwise), the Administrator will make appropriate adjustments to such plans and the classes, number of shares and price per share of stock subject to outstanding rights or options. The Management Plan may be amended by action of the Board of Directors, except that any amendment which would increase the total number of shares subject to such plan, extend the duration of such plan, materially increase the benefits accruing to participants under such plan, or would change the category of persons who can be eligible for awards under such plan, must be approved by the affirmative vote of a majority of stockholders entitled to vote. The Management Plan permits awards to be made thereunder until November 2004.

     Directors who are not otherwise employed by the Company will not be eligible for participation in the Management Plan. The Management Plan provides for four types of awards: stock options, incentive stock rights, stock appreciation rights (including limited stock appreciation rights) and restricted stock purchase agreements.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

     The following table sets forth information as of June 17, 1999 with respect to the beneficial ownership of shares of Common Stock by (i) each person
(including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) known by the Corporation to be the owner of more than 5% of the outstanding shares of Common Stock; (ii) each Director; and (iii) all Officers and Directors as a group. At that date, 14,110,613 shares of Common Stock were outstanding.

Name and  Address                              Amount and Nature of                  % of outstanding
Of Beneficial Owner                            Beneficial Ownership (1)              shares owned (2)(3)
Dr. Oliver Hilsenrath (4)
c/o U.S. Wireless Corporation                          5,752,880                                  36.9%
2303 Camino Ramon, Suite 200
San Ramon, CA 94583

David Tamir (5)
c/o U.S. Wireless Corporation                              86,667                                    *
2303 Camino Ramon, Suite 200
San Ramon, CA 94583

Barry West (6)
c/o U.S. Wireless Corporation                              53,333                                    *
2303 Camino Ramon, Suite 200
San Ramon, CA 94583

Irwin Gross(7)
c/o U.S. Wireless Corporation                             136,333                                    *
2303 Camino Ramon, Suite 200
San Ramon, CA 94583

Dennis Francis (5)
c/o U.S. Wireless Corporation                              86,667                                    *
2303 Camino Ramon, Suite 200
San Ramon, CA 94583

Janvrin Holdings Limited(8)
Jardine House                                             918,000                                  6.5%
1 Wesley Street
St. Helier, Jersey JE4 8UD

Officers and Directors as a group
(6 persons) (3)-(9)                                     7,007,980                                 44.3%

--------------------------------------------   ------------------------------------  ---------------------------------

Less then 1%.

     (1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants, are deemed outstanding in determining the number of shares beneficially owned by such person or group.

     (2) The "Percentage Beneficially Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Common Stock of the Company, and (ii) the number of shares of Common Stock that such person has the right to acquire within 60 days, whether by exercise of options or warrants. The "Percentage Beneficially Owned" does not reflect shares beneficially owned by virtue of the right of any person, other than the person named and affiliates of the person, to acquire them within 60 days, whether by exercise of options or warrants.

(footnotes continued from previous page)

     (3) Does not include (i) the shares of Common Stock issuable upon the conversion of the shares of the 70,000 shares of Series A Preferred stock or the shares of Series A Preferred Stock issuable in accordance with the dividend on said shares or the shares of Common Stock into which those dividend shares may be convertible, (ii) the shares of Common Stock issuable upon conversion of the 60,000 shares of the Series B Preferred Stock, (iii) additional shares of Common Stock or shares of preferred stock which shares are convertible into shares of Common Stock to be issued in the 1999 private offering in accordance with the stockholders meeting held on April 5, 1999, or (iv) of any shares of Common Stock or preferred stock issuable underlying any outstanding warrants or options issued by the Company.

     (4) All  shares are held in the name of the  Hilsenrath  Family  trust,  of
which  Dr.   Hilsenrath   is  the  trustee  and  his  family   members  are  the
beneficiaries.

     (5) Includes 1,500,000 shares of Common Stock, issuable upon the exercise of a vested option granted pursuant to Dr. Hilsenrath's employment agreement and 1,982,880 shares issued in connection with the Labyrinth merger, of which 793,152 are not vested and subject to a vesting schedule. See "Certain Relations and Related Transactions - Merger of Labyrinth." Includes 66,667 shares issuable upon the exercise of the portion of an option currently vested and exercisable, equal to 2/3 of the shares underlying the option granted. The options vest at 1/3 intervals per year.

     (6) Includes 33,333 shares issuable upon the exercise of the portion of an options currently vested and exercisable, equal to 1/3 of the shares underlying the option granted. The options vest at 1/3 intervals per year.

     (7) Includes (i) 33,333 shares issuable upon the exercise of options currently vested and exercisable, equal to 1/3 of the shares underlying the option granted, which options vest at 1/3 intervals per year. Does not include
(i) 3,000,000 shares issuable upon the conversion of 30,000 shares of Series B Preferred Stock purchased by Interactive Flight Technologies, Inc., a company of which Mr. Gross is the Chief Executive Officer and Chairman of the Board, and which Mr. Gross disclaims beneficial ownership and (ii) 32,000 shares held in trust for the benefit of Mr. Gross' children, which Mr. Gross disclaims beneficial ownership. See "Certain Relationships and Related Transactions."

     (8) Includes 550,800 shares which have vested and 367,200 shares subject to a vesting schedule in connection with the Labyrinth merger. See "Certain Relations and Related Transactions - Merger of Labyrinth." Includes 348,857 shares which have vested and 523,243 shares subject to a vesting schedule in connection with the Labyrinth merger. See "Certain Relations and Related Transactions - Merger of Labyrinth."



ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1999 Private Placement

     In April 1999, the Company commenced a private placement offering of its securities, in which it sold 60,000 shares of the Company's Series B Preferred Stock, of which 30,000 shares were sold to Interactive Flight Technologies, Inc., a company in which Irwin Gross, is the Chief Executive Officer and Chairman of the Board. The holders of the 60,000 shares of the Series B
Preferred Stock have the right to elect one member to the Company's board of director. The Series B Preferred Stockholders elected Irwin Gross as their appointee. See "Item 5. Market for Common Equity and Related Stockholder Matters
- 1999 Private Placement."

     In addition, the Company sold an aggregate of 405,000 shares of Common Stock at $1.00 per share to its officers, directors and employees, which is equal to the conversion price of the shares of Series B Preferred Stock.

Mantra Technologies, Inc. Restructuring

     In February 1999, the board of the Company approved the recapitalization and restructuring of Mantra Technologies, Inc. including the issuance of an aggregate of 33% of the outstanding shares of Mantra to its management team.

Merger of Labyrinth

     In March 1998, the Corporation consummated the merger of its 51% owned subsidiary, Labyrinth Communication Technologies Group, Inc. ("Labyrinth"), into the Corporation. In December 1997, the stockholders of the Corporation approved a proposal to acquire the remaining 49% of Labyrinth in exchange for an aggregate of 4,498,200 shares of the Corporation's Common Stock, subject to a vesting schedule, as follows: (i) 20% of the shares issued shall vest one year from issuance; (ii) an additional 40% shall vest upon the successful completion and operation of the RadioCamera in its first major market; and (iii) the remaining 40% shall vest when the Corporation reaches sales of $15,000,000. In addition to the above vesting schedule, the management of Labyrinth is subject to an additional vesting schedule, in accordance with their employment contracts, whereby the shares underlying (i)-(iii) above vest at the rate of 1/3 each year. As of the date hereof the first two milestones have been met.

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


3.1               -        Certificate of Incorporation of the Company filed February 12, 1993. (Incorporated by reference to the indicated exhibit in the Company's SB-2 Registration Statement File No. 33-68306-NY)
3.2               -        Amended and Restated Certificate of Incorporation of the Company filed on August 25, 1993. (Incorporated by reference to the indicated exhibit in the Company's SB-2 Registration Statement File No. 33-68306-NY)
3.2.1*            -        Amended and Restated Certificate of Incorporation of the Company filed on March 5, 1999.
3.2.2*            -        Certificate of Amendment of the Certificate of Incorporation of the Company filed on March 29, 1999.
3.2.3*            -        Certificate of Amendment of the Certificate of Incorporation of the Company filed on May 14, 1999.
3.4               -        By-Laws of the Company. (Incorporated by reference to the indicated exhibit in the Company's SB-2
                           Registration Statement File No. 33-68306-NY)
3.4.1*            -        Amendment to the By-laws dated November 25, 1997.
3.5               -        Specimen Common Stock Certificate.
3.6               -        Form of Series A Preferred Stock.
3.6.1*            -        Form of Series B Preferred Stock.
10.74             -        Form of Employment Agreement with Dr. Oliver Hilsenrath (incorporated by reference to the indicated
                           exhibit in the Company's Form 8-K dated July 11, 1996).
10.77             -        Amended Employment Agreement with Dr. Oliver Hilsenrath. (Incorporated by reference to the indicated
                           exhibit in the Company's Form 10-KSB filed for the year ended March 31, 1997).
10.78             -        Employment Agreement with David Klarman (incorporated by reference to the indicated exhibit in the
                           Company's Form 10-KSB filed for the year ended March 31, 1997).
10.79             -        Employment Agreement with Dr. Mati Wax. (Incorporated by reference to the indicated exhibit in the
                           Company's Form 10-KSB filed for the year ended March 31, 1997).
10.79.1           -        Amended Employment Agreement with Dr. Mati Wax.
10.87             -        Amended Employment Agreement with Ravi Rajapakse
10.88             -        Amended Employment Agreement with Abraham Bar
27.01*            -        Financial Data Schedule.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 25th day of June 1999.


U.S. WIRELESS CORPORATION




By: \s\ Dr. Oliver Hilsenrath
Dr. Oliver Hilsenrath
Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company, in the capacities and on the dates indicated.


\s\  Dr. Oliver Hilsenrath          Chief Executive Officer                     June 25, 1999
Dr. Oliver Hilsenrath               President and Director                      Dated

\s\  David Tamir                    Director                                    June 25, 1999
David Tamir                                                                     Dated

\s\  Dennis Francis                 Director                                    June 25, 1999
Dennis Francis                                                                  Dated

\s\  Barry West                     Director                                    June 25, 1999
Barry West                                                                      Dated

\s\  Irwin Gross                    Director                                    June 25, 1999
Irwin Gross                                                                     Dated

                            U.S. WIRELESS CORPORATION


                                Table of Contents





                                                                                                          Page

Report of Independent Certified Public Accountants                                                        F - 2

Consolidated Financial Statements

Consolidated Balance Sheets                                                                               F - 3

Consolidated Statements of Operations                                                                     F - 5

Consolidated Statements of Stockholders' Equity                                                           F - 6

Consolidated Statements of Cash Flows                                                                     F - 8

Notes to Consolidated Financial Statements                                                                F - 11



                              Haskell & White LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                                4901 Birch Street
                         Newport Beach, California 92660
                            Telephone (949) 833-8312
                               Fax (949) 833-9421



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

U.S. Wireless Corporation

     We have  audited  the  accompanying  consolidated  balance  sheets  of U.S.
Wireless Corporation (the "Company") as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

                                                             HASKELL & WHITE LLP



                            Newport Beach, California

                                                                    May 13, 1999



                                       F -

                            U.S. WIRELESS CORPORATION
                          Consolidated Balance Sheets


                                     ASSETS

                                    March 31,
                                    1999 1998
                                                     -------------   -----------

Current assets

     Cash and cash equivalents .......................   $5,788,288   $2,285,750

     Stock subscription (Note 7) .....................    2,300,000         --

     Investment in joint venture (Note 4) ............       58,630         --

     Other current assets ............................        2,323         --
                                                         ----------   ----------
         Total current assets ........................    8,149,241    2,285,750

Equipment, improvements and fixtures, net (Note 5) ...      381,617      399,896

Other assets .........................................       25,035       25,035
                                                         ----------   ----------


         Total assets ................................   $8,555,893   $2,710,681
                                                         ==========   ==========

          See accompanying notes to consolidated financial statements.



                                       F -

                            U.S. WIRELESS CORPORATION
                           Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           March 31,
                                                                       1999            1998
                                                                 -------------------------------
Current liabilities

     Accounts payable and accrued expenses ....................   $    335,543    $    252,708

     Obligations under capital leases, current (Note 9) .......         34,486          15,192
                                                                  ------------    ------------

         Total current liabilities ............................        370,029         267,900

Obligations under capital leases, noncurrent (Note 9) .........          4,632          39,118
                                                                  ------------    ------------

         Total liabilities ....................................        374,661         307,018
                                                                  ------------    ------------

Minority interest in subsidiary ...............................         76,434         195,305
                                                                  ------------    ------------
Commitments and contingencies (Notes 8, 9, and 10)

Stockholders' equity (Notes 3, 4, 7, 8, and 10)

     Series A  preferred  stock,  convertible,  6%  cumulative,  $.01 par value,
         100,000  shares  authorized,   70,000  shares  issued  and  outstanding
         (liquidation preference
         of $1,400,000) .......................................            700            --

     Series B  preferred  stock,  convertible,  $.01 par  value,  50,000  shares authorized, 50,000 shares issued
         and outstanding (liquidation preference of $5,000,000)            500            --

     Common stock, $.01 par value, 40,000,000 shares authorized,  13,556,188 and
         11,823,444 shares issued and outstanding,  respectively;  1,973,699 and
         3,715,421 of which are subject to vesting,
         respectively (Note 3) ................................        135,563         118,234

     Additional paid-in capital ...............................     32,504,598      19,912,890

     Unearned compensation ....................................       (244,958)       (761,438)

     Accumulated deficit ......................................    (24,291,605)    (17,061,328)
                                                                  ------------    ------------

         Total stockholders' equity ...........................      8,104,798       2,208,358
                                                                  ------------    ------------

         Total liabilities and stockholders' equity ...........   $  8,555,893    $  2,710,681
                                                                  ============    ============

          See accompanying notes to consolidated financial statements.



                                       F -

                            U.S. WIRELESS CORPORATION
                      Consolidated Statements of Operations

                   For the Years Ended March 31, 1999 and 1998

                                                                1999          1998
                                                            ------------    ------------

Net revenues ............................................   $     40,000    $       --
                                                            ------------    ------------

Cost and expenses

     Research and development, including write-off of
         excess of cost over net assets acquired (Note 3)      4,866,292       2,220,767

     Operating expenses .................................      1,922,779       1,372,315

     Stock based compensation (Note 8) ..................        568,781         642,797

     Equity in loss of joint venture (Note 4) ...........        341,370            --

     Interest income ....................................       (310,074)       (199,222)
                                                            ------------    ------------

         Total costs and expenses .......................      7,389,148       4,036,657
                                                            ------------    ------------
Loss before minority interest and income tax
     (expense) benefit ..................................     (7,349,148)     (4,036,657)

Minority interest in net losses .........................        118,871         844,092
                                                            ------------    ------------

Loss before income tax (expense) benefit ................     (7,230,277)     (3,192,565)

Income tax (expense) benefit ............................           --              --
                                                            ------------    ------------

Net loss ................................................   $ (7,230,277)   $ (3,192,565)
                                                            ============    ============

Basic and diluted loss per common equivalent share

     Net loss per common equivalent share ...............   $      (0.56)   $      (0.37)
                                                            ============    ============

     Weighted average number of common shares outstanding     12,924,639       8,580,354
                                                            ============    ============


          See accompanying notes to consolidated financial statements.



                                       F -

                            U.S. WIRELESS CORPORATION
                Consolidated Statements of Stockholders' Equity

                   For the Years Ended March 31, 1999 and 1998



                                        Series A                           Series B
                                       Preferred                          Preferred                                   Additional
                                         Stock                              Stock              Common Stock             Paid-in
                               Shares            Amount           Shares      Amount      Shares          Amount        Capital
                            -------------    -------------     ---------     -------   -------------   ------------    -----------
Balances, April 1, 1997 ......    --         $   --             --            $--       10,031,250    $    100,312    $ 20,493,262

Reacquisition of common stock
upon return of investment ...     --             --             --             --       (2,706,006)        (27,060)     (1,542,423)

Amortization of unearned
compensation ................     --             --             --             --             --              --              --

Issuance of common stock
options for compensation.....     --             --             --             --             --              --           126,316

Acquisition of minority
interest (Note 3) ...........     --             --             --             --        4,498,200          44,982         835,735

Net loss for the year ended
March 31, 1998 ..............     --             --             --             --             --              --              --
                             ------------   ------------   ------------   ------------   ------------    ------------    -----------

Balances, March 31, 1998 ....     --             --       11,823,444        118,234     19,912,890

Conversion of debentures to
common stock ................     --             --             --             --          961,538           9,615       2,490,385

Amortization of unearned
compensation ................     --             --             --             --             --              --              --

Issuance of common stock
options for compensation ....     --             --             --             --             --              --           703,859

Issuance of stock in connection
with private placements, net of
offering costs of $801,558 ....  70,000            700         50,000            500        668,206           6,684       7,013,842

Exercise of common stock options  --             --             --             --          103,000           1,030         206,470

Acquisition of minority interest
(Note 3) ....................     --             --             --             --             --              --         2,177,152

Net loss for the year ended
March 31, 1999 ..............     --             --             --             --             --              --              --
                             ------------   ------------   ------------   ------------   ------------    ------------    -----------

Balances, March 31, 1999 .....  70,000   $        700         50,000   $        500     13,556,188    $    135,563     $ 32,504,598
                             ============   ============   ============   ============   ============    ============    ===========

          See accompanying notes to consolidated financial statements.



                                       F -

                            U.S. WIRELESS CORPORATION
          Consolidated Statements of Stockholders' Equity (continued)

                   For the Years Ended March 31, 1999 and 1998



                                                                      Stock                             Total
                                                      Unearned     Subscription      Accumulated    Stockholders'
                                                    Compensation    Receivable         Deficit         Equity

Balances, April 1, 1997 .........................   $ (1,277,918)   $ (1,569,483)   $(13,868,763)   $  3,877,410

Reacquisition of common stock
upon return of investment .......................           --         1,569,483            --              --

Amortization of unearned compensation ...........        516,480            --              --           516,480

Issuance of common stock options for compensation           --              --              --           126,316

Acquisition of minority interest (Note 3) .......           --              --              --           880,717

Net loss for the year ended March 31, 1998 ......           --              --        (3,192,565)     (3,192,565)
                                                    ------------    ------------    ------------    ------------

Balances, March 31, 1998 ........................       (761,438)           --       (17,061,328)      2,208,358

Conversion of debentures to common stock ........           --              --              --         2,500,000

Amortization of unearned compensation ...........        516,480            --              --           516,480

Issuance of common stock options for compensation           --              --              --           703,859

Issuance of stock in connection with private
   placements, net of offering costs of $801,558            --              --              --         7,021,726

Exercise of common stock options ................           --              --              --           207,500

Acquisition of minority interest (Note 3) .......           --              --              --         2,177,152

Net loss for the year ended March 31, 1999 ......           --              --        (7,230,277)     (7,230,277)
                                                    ------------    ------------    ------------    ------------

Balances, March 31, 1999 ........................   $   (244,958)   $       --      $(24,291,605)   $  8,104,798
                                                    ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.



                                       F -

                            U.S. WIRELESS CORPORATION
                      Consolidated Statements of Cash Flows

                   For the Years Ended March 31, 1999 and 1998

                Increase (Decrease) in Cash and Cash Equivalents


                                                                        1999             1998
                                                                    -------------   ----------------
Cash flows from operating activities

     Net loss .....................................................   $(7,230,277)   $(3,192,565)

     Adjustments  to  reconcile   net  loss  to  net  cash  used  for  operating
       activities:

         Equity in loss of joint venture ..........................       341,370           --

         Write-off of excess of cost over net assets acquired .....     2,177,152        476,552

         Minority interest in net losses ..........................      (118,871)      (844,092)

         Amortization of unearned compensation ....................       516,480        516,480

         Depreciation expense .....................................       260,000        231,150

         Issuance of common stock options for compensation

           and services ...........................................        48,234        126,316

         Increase (decrease) from change in assets and liabilities:

           Other current assets ...................................        (2,323)         3,500

           Deposits and other assets ..............................          --          (20,368)

           Accounts payable and accrued expenses ..................        82,835        112,158

           Other ..................................................          --          (85,972)
                                                                      -----------    -----------
                  Net cash used for operating activities ..........    (3,925,400)    (2,676,841)
                                                                      -----------    -----------
Cash flows from investing activities

     Equipment, improvements and fixtures acquired ................      (241,721)      (339,465)

     Investment in joint venture ..................................      (400,000)          --

                  Net cash used for investing activities ..........      (641,721)      (339,465)
                                                                      -----------    -----------

          See accompanying notes to consolidated financial statements.



                                       F -

                            U.S. WIRELESS CORPORATION
                      Consolidated Statements of Cash Flows

                   For the Years Ended March 31, 1999 and 1998

                                                                        1999                1998
                                                                  ---------------    ----------------

Cash flows from financing activities

     Proceeds from issuance of debentures ........................     2,500,000           --

     Proceeds from issuance of Series A preferred stock ..........     1,400,000           --

     Proceeds from issuance of Series B preferred stock ..........     2,700,000           --

     Proceeds from issuance of common stock ......................     1,634,851           --

     Payment of stock offering costs .............................      (150,000)          --

     Principal repayments on obligations under capital leases ....       (15,192)       (26,725)
                                                                     -----------    -----------

                  Net cash provided (used) by financing activities     8,069,659        (26,725)
                                                                     -----------    -----------

Net increase (decrease) in cash ..................................     3,502,538     (3,043,031)

Cash and cash equivalents at beginning of year ...................     2,285,750      5,328,781
                                                                     -----------    -----------

Cash and cash equivalents at end of year .........................   $ 5,788,288    $ 2,285,750
                                                                     ===========    ===========

Supplemental disclosure of cash flow information:

     Interest paid ...............................................   $      --      $      --

     Income taxes paid ...........................................   $      --      $      --

Schedule of non-cash investing and financing activities:

     In July 1998, $2,500,000 of convertible debentures were converted into 961,538 shares of the Company's common stock.

     As of March 31, 1999, the Company had $2,300,000 in stock subscription receivables related to the sale of 23,000 shares of its Series B Preferred Stock. Such receivables were collected in full in April 1999.

     As discussed in Note 3, the Company acquired the 49% minority interest in Labyrinth Communications Technology Group, Inc. during fiscal 1998. In connection with the acquisition, the Company issued 1,741,722 and 782,779 vested shares of common stock in fiscal 1999 and 1998, respectively.

     See accompanying notes to consolidated financial statements.



                                       F -

                            U.S. WIRELESS CORPORATION
                      Consolidated Statements of Cash Flows

                   For the Years Ended March 31, 1999 and 1998


Schedule of non-cash investing and financing activities (continued):

     During the years ended March 31, 1999 and 1998, the Company issued 379,500 and 594,000 stock options to employees and 103,000 and 200,000 stock options to consultants, respectively. In connection with these issuance's, the Company recorded compensation expense of $4,067 and $10,572 to employees and $48,234 and $115,744, to consultants, respectively. In fiscal year 1999, the Company also issued common stock options and warrants to purchase 370,000 shares of the Company's common stock in connection with private placements (Note 7).

     During the year ended March 31, 1998, the Company entered into capital leases for equipment that totaled $10,370.

     During the year ended March 31, 1997, the Company issued options to purchase an aggregate of 2,641,500 shares of common stock to employees. In connection with these issuance's, the Company amortized $516,480 of unearned compensation during each of fiscal 1999 and 1998.

     During fiscal year 1998, the Company negotiated the return of 2,706,006 shares of its common stock in exchange for the return of the 400,000 shares of common stock of another entity.

     See accompanying notes to consolidated financial statements.



                                       F -

                            U.S. WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

                   For the Years Ended March 31, 1999 and 1998

1.       Organization and Business

     U.S. Wireless Corporation (the "Company"), headquartered in San Ramon, California, was incorporated in the State of Delaware in February 1993. In July 1996, the Company changed its name to its present name, distributed to its stockholders its prior business operations, and began its current business operations by acquiring 51% of each of Labyrinth Communications Technologies Group, Inc. ("Labyrinth") and Mantra Technologies, Inc. ("Mantra"). In January 1998, the Company acquired the 49% minorit interest in Labyrinth (Note 3).

     The Company develops high-performance, network-based location systems designed to enable wireless carriers and others to provide their customers with value-added, location-based services and applications, including enhanced 911, live-navigation assistance, enhanced 411, asset and vehicle tracking, and network-management systems.

     In February 1999, the Company's board of directors approved the recapitalization of Mantra, which provided for the issuance of 33% of Mantra's outstanding common stock to its management. Such shares vest one-third upon issuance, and additional vesting is dependent upon the achievement of defined revenue targets. This recapitalization has reduced the Company's ownership of Mantra to 44%, at March 31, 1999 and future reductions will occur if vesting targets are achieved.

2.       Summary of Accounting Policies

         a)       Principles of consolidation

     The consolidated financial statements for the year ended March 31, 1999 include the accounts of the Company and Mantra. The consolidated financial statements for the year ended March 31, 1998 include the accounts of the Company, Labyrinth, and Mantra. All significant intercompany balances and transactions have been eliminated in consolidation.

         b)       Cash and cash equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of acquisition to be cash equivalents.

                                       F -

                            U.S. WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

                   For the Years Ended March 31, 1999 and 1998

2.       Summary of Accounting Policies (continued)

         c)       Equipment, improvements, and fixtures

     Equipment, improvements, and fixtures are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which is two to five years. Maintenance and repairs are charged to operations as incurred.

         d)       Income taxes

     The Company uses the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's income taxable for federal and state income tax reporting purposes.

         e)       Accounting for employee stock options

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method presented by SFAS No. 123 and will continue to follow Accounting Principle Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. Pro forma disclosures, as required by SFAS No. 123, are presented in Note 8.

                                       F -

                            U.S. WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

                   For the Years Ended March 31, 1999 and 1998


2.       Summary of Accounting Policies (continued)

         f)       Software development costs

     Costs incurred in the research and development of new software products are expensed, as incurred, until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed." The establishment of technological  feasibility  and the  ongoing  assessment  of  recoverability  of capitalized software development costs require considerable judgment by management with respect to certain external factors such as, anticipated future revenues, estimated economic life, and changes in software and hardware technologies. No software development costs have been capitalized during either of the years ended March 31, 1999 and 1998.

         g)       Net loss per share

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earning (loss) per share is similar to basic earnings (loss) per share, except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, and the conversion of preferred stock, as if they had been issued.

     For both of the years ended March 31, 1999 and 1998, there is no difference between basic and diluted loss per common share, as the effects of the exercise of common stock options, the conversion of preferred stock, and the issuance of any contingent shares related to the acquisition of the minority interest of Labyrinth (Note 3) are anti-dilutive, given the net loss recorded for both years.

         h)       Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates.


                                      F -

                            U.S. WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

                   For the Years Ended March 31, 1999 and 1998


2.       Summary of Accounting Policies (continued)

         i)       Concentration of credit risk

     As of March 31, 1999 and 1998, the Company had amounts on deposit that exceeded federally insured limits by $5,114,463 and $1,519,478, respectively.

         j)       Recent accounting standards

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income, and its components (revenues, expenses, gains and losses), in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income, by their nature, in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. In accordance with the provisions of this statement, the Company did not adopt SFAS No. 130, as it had no items of other comprehensive income during fiscal 1999 and 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about products and services, geographic areas, and major customers. At the present time, the Company's two operating segments, which are described in Note 1 as wireless communications and internet applications, are not monitored separately for internal financial reporting purposes.

         Reclassifications

     The 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

                                       F -

                            U.S. WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

                   For the Years Ended March 31, 1999 and 1998

3.       Acquisition of Minority Interest

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

     In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 16, and interpretations thereof, this acquisition of minority interest has been accounted for using the purchase method of accounting. As of March 31, 1999, an aggregate of 2,524,517 shares of the Company's common stock have vested, as defined by the Exchange Offer, and have been issued to the former Labyrinth stockholders. The remaining 1,973,683 shares of the Company's common stock provided for in the Exchang Offer have not yet vested and are currently held in escrow until vested. Shares of the Company's common stock that do not vest shall be cancelled and returned to the Company's treasury as unissued common stock.

     In connection with the acquisition of the minority interest described above, the Company expensed $2,177,152 and $476,552 during the years ended March 31, 1999 and 1998, respectively, as the cost over basis of net assets acquired. Such amounts have been characterized as purchase research and development costs, given the ongoing research and development activities of Labyrinth.

     When and if event (iii), detailed in the vesting schedule above, occurs, and additional shares of the Company's common stock become vested and are issued to the former Labyrinth stockholders, the Company will record additional noncash charges to earnings, which may have the effect of significantly increasing the Company's net loss, or reducing or eliminating earnings, if any, at such time.


                                       F -

                            U.S. WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

                   For the Years Ended March 31, 1999 and 1998

 3.      Acquisition of Minority Interest (continued)

     In June 1999, the holder of 50,000 shares of common stock of Labyrinth relinquished his position with the Company. Accordingly, the vesting of shares issued in connection with the Exchange Offer has ceased with respect to this stockholder.

4.       Investment in Joint Venture

     The Company and Anam Instruments, Inc. ("Anam") entered into a Joint Venture Agreement (the "Agreement") dated July 31, 1998, whereby Wireless Technology, Inc. ("WTI") was formed to develop and manufacture a Code Division Multiple Access interface ("CDMA") for the RadioCamera. WTI will also market and distribute the RadioCamera in Korea and other Asian countries. In connection with the formation of WTI, the Company sold 20,000 shares of Series A Preferred Stock to Anam for $400,000. The cash proceeds from this sale were then contributed by the Company to WTI while Anam contributed cash of $800,000. Accordingly, the Company has a 33% ownership interest in WTI, and Anam has a 67% ownership interest as of March 31, 1999. During the period from inception, July 31, 1998, through March 31, 1999, WTI incurred a net loss of $1,024,211. The Company's equity in net losses of WTI aggregated $341,370 during the year ended March 31, 1999.

     The Company also has a Joint Development Agreement with Anam; whereby WTI shall reimburse the Company up to $650,000 for expenditures made prior to the formation of the joint venture, subject to defined financing and performance objectives with the CDMA project. As of March 31, 1999, the Company has received related reimbursements aggregating approximately $482,000, and such amounts are included as reductions of research and development expenses in the accompanying statement of operations for th year ended March 31, 1999.

5.       Equipment, Improvements and Fixtures

         Equipment, improvements, and fixtures, net comprise the following at March 31:

         Equipment, improvements, and fixtures

         Less accumulated depreciation and amortization


                                       F -

                            U.S. WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

                   For the Years Ended March 31, 1999 and 1998

5.       Equipment, Improvements and Fixtures (continued)

     Equipment, improvements, and fixtures include equipment under capital leases of $81,035 and $81,035, and accumulated amortization of $51,431 and $24,419, as of March 31, 1999 and 1998, respectively.

6.       Income Taxes

     The reconciliation of income taxes computed at the federal statutory tax rate to income tax expense at the effective income tax rate is as follows:

                                                                                     1999                1998
                                                                                ---------------    ----------------

         Federal statutory income tax (benefit) rate                                 (34.0)%              (34.0)%
         Increases (decreases) resulting from:

              Non-deductible expenses                                                    8.9                  5.4
              Net change in valuation allowance                                         25.1                 28.6
                                                                                ------------       --------------

         Effective income tax benefit rate                                                -%                   -%

     The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities as of March 31, 1999 and 1998 are as follows:

                                                                                     1999                1998
                                                                                ---------------    ----------------

         Depreciation and amortization                                          $        52,900    $       (12,990)
         Net operating loss carryforwards                                             3,046,685           1,475,163
         Unearned compensation                                                          466,756             343,344
         Valuation allowance                                                         (3,566,341)        (1,805,517)
                                                                                ----------------   ---------------

         Long-term portion of deferred tax assets (liabilities)                 $             -    $              -
                                                                                ===============    ================

     At March 31, 1999 and 1998, the deferred tax assets and liabilities result from the Company, Labyrinth and Mantra. The Company has federal and state NOLs at March 31, 1999 approximating $8,303,000 and $3,836,000, respectively. The federal NOL carryforwards expire between the years 2009 and 2012. The state NOL carryforwards expire in the year 2002. Utilization of a portion of the NOLs may be limited on Section 382 of the Internal Revenue Code due to ownership changes.


                                       F -

                            U.S. WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

                   For the Years Ended March 31, 1999 and 1998

6.       Income Taxes (continued)

     At March 31, 1999 and 1998, a 100% valuation allowance has been provided to reduce the Company's net deferred tax assets for the amount by which the deferred tax asset related to NOLs exceeded the net deferred tax liability resulting from all other temporary differences. The Company has provided the allowance since management could not determine that it was "more likely than not" that the benefits of the deferred tax assets would be realized.

7.       Stockholders' Equity

     a) Series A Preferred Stock and Common Stock Private Placement

     On June 24, 1998, the Company's stockholders approved an amendment to the Company's articles of incorporation, authorizing 1,000,000 shares of Preferred Stock, subject to the rights and preferences being determined by the Company's board of directors. The board of directors authorized the issuance of up to 300,000 shares of the Series A Preferred Stock.

     On June 25, 1998, the Company completed a private offering of its securities, in which the Company raised gross proceeds of $5,134,849 through the sale of 668,206 shares of common stock and 50,000 shares of the Company's Series A Preferred Stock. Included in the private offering was the conversion by debenture holders of the Company of $2,500,000 principal amount of secured debentures in exchange for 961,538 shares of common stock. The debentures were originally issued in May 1998.

     The shares of Series A Preferred Stock carry a cumulative dividend at the rate of 6% per annum, payable in cash or shares of Series A Preferred Stock, at the Company's option (dividends in arrears aggregated approximately $56,000 at March 31, 1999). Holders of the Series A stock have the right to convert each share into shares of common stock at a conversion price of $2.95 per share, at any time, commencing 90 days from issuance. The shares of Series A Preferred Stock have no voting rights and carry a liquidation preference of $20.00 per share. The Company may redeem the Series A Preferred Stock upon the earlier of three years from issuance, or when the closing price for the Company's common stock has been at least $8.00, for any consecutive 30-day period.

                                       F -

                            U.S. WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

                   For the Years Ended March 31, 1999 and 1998


Stockholders' Equity (continued)

     a) Series A Preferred Stock and Common Stock Private Placement (continued)

     In connection with the offering, the Company paid $150,000 as a commission on the net proceeds of the offering and warrants to purchase 110,000 shares of common stock at $4.00 per share, and 110,000 shares of common stock at $5.00 per share, exercisable for three and five years, respectively. Additionally, the Company issued options to purchase 150,000 shares of the Company's common stock at $2.00 per share, exercisable for five years commencing one year from issuance. The estimated fai value of these warrants and options was determined in accordance with SFAS No. 123, and aggregated $651,558. Total offering costs of $801,558 have been netted against gross proceeds received in the private placement.

     In addition, the Company sold 20,000 shares of Series A Preferred Stock to Anam, as described in Note 4.

Series B Preferred Stock Private Placement

     In March 1999, the Company entered into subscription agreements with three private investors to sell an aggregate of 50,000 shares of Series B Preferred Stock at $100 per share. As of March 31, 1999, 27,000 of the Series B shares were issued, and the Company received gross proceeds of $2,700,000. The remaining 23,000 shares of Series B Preferred Stock were in escrow at March 31, 1999. In April 1999, the Company's stockholders approved the issuance of the Series B shares, and the share were issued upon receipt by the Company of $2,300,000.

     Each share of Series B Preferred Stock is convertible into 100 shares of the Company's common stock, commencing 90 days after the offering's closing date, provided, however, that if conversion is elected within 12 months of issuance, each share of Series B Preferred Stock is convertible into 67 shares of the Company's common stock. Further, the Series B shares shall automatically convert into shares of common stock when the closing price for the shares of common stock has been at least $5.00 for 30 consecutive days. Holders of the Series B Preferred Stock shall vote as a separate voting group, and are entitled to elect one member to the Company's Board of Directors, until the earlier of such time as: (i) 50% of the shares of Series B Preferred Stock have been voluntarily converted into common stock, and (ii) in the event of a mandatory conversion of



                                       F -

                            U.S. WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

                   For the Years Ended March 31, 1999 and 1998

7        Stockholders' Equity (continued)

     b) Series B Preferred Stock Private Placement (continued)

     the Series B Preferred Stock, an aggregate of 50% of the total numbers of shares of common stock issued upon conversion have been resold. Series B holders shall also vote on the issuance of stock that ranks senior to, or on parity with, the Series B Preferred Stock, and on any change in the terms of the Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $100 per share.

8.       Stock Options

     The Company issues common stock options to its employees and to various consultants performing services for the Company. Options granted to employees generally vest over three years, expire five years from the date of grant and have exercise prices ranging from $2 to $4 per share. Options granted to consultants generally vest immediately, or over three years, expire three-to-five years from the date of grant, and have exercise prices ranging from $2 to $5 per share. The number of options issue and outstanding at March 31, 1999 are as follows:

         Options outstanding, beginning of period                4,754,000
         Granted                                                   852,500
         Canceled                                                 (553,000)
         Exercised                                                (103,000)
                                                                  --------

         Options outstanding, end of period                      4,950,500

         Options exercisable, end of period                      3,758,317


     The difference between the exercise price and the fair market value of the options issued to employees on the dates of grant is accounted for as unearned compensation and amortized to expense over the related vesting period. During each of the years ended March 31, 1999 and 1998, amortization of unearned compensation amounted to $516,480.



                                       F -

                            U.S. WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

                   For the Years Ended March 31, 1999 and 1998

8.       Stock Options (continued)

     Compensation expense associated with stock options issued to consultants is measured based on the estimated fair value of services received by the Company, or the fair value of the stock option issued by the Company, whichever is more reliably measurable. During fiscal years 1999 and 1998, $48,234 and $115,744, respectively, of compensation expense were recorded in connection with these stock options. In addition, common stock purchase warrants and options were issued in connection with a private placement (Note 7).

     As discussed in Note 2.f), the Company follows Accounting Principle Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. Had the Company elected to adopt the measurement and recognition provisions of SFAS No. 123, the Company would have incurred an additional $2,286,891 and $1,945,114 in related compensation expenses during the years ended March 31, 1999 and 1998, respectively. The pro forma net loss under the provisions of SFAS No. 123 is $(9,517,168) and $(5,137,679), and the pro forma basic and diluted net loss per common share is $(0.74) and $(0.67) for the year ended March 31, 1999 and 1998, respectively.

     The pro-forma information provided above was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted average assumptions:

                                                                                     1999                1998
                                                                                ---------------    ----------------

                Expected life (in years)                                               5.00                5.00
                Risk free interest rate                                                6.50%               6.50%
                Volatility                                                           120.00%              99.00%
                Dividend yield                                                         0.00%               0.00%

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

                                       F -

                            U.S. WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

                   For the Years Ended March 31, 1999 and 1998

8.       Stock Options (continued)

     In December 1997, the Company adopted the Senior Management Incentive Plan (the "Plan"). The Plan provides for the issuance of up to an aggregate of 500,000 shares of the Company's common stock upon exercise of stock options and other rights to officers, key employees, and consultants. Awards made pursuant to the Plan will generally vest over three-year periods. As of March 31, 1999, no stock options, or other rights, have been issued under the Plan.

9.       Commitments and Contingencies

     a) Operating leases

     The Company leases office facilities in San Ramon, California and Jessup, Maryland under non-cancelable operating leases. The California lease requires minimum monthly payments of $21,585 and expires in January 2003. The Maryland lease requires minimum monthly payments of $1,167 and expires in September 1999. At March 31, 1999, aggregate future minimum lease payments due under operating leases are as follows:

Year ending
March 31,

2000                         $ 266,018
2001                           259,016
2002                           259,016
2003                           202,312


Total minimum lease payments $ 986,362
                             =========

     The  Company  also  leases  six  rooftop-testing   facilities  in  Oakland,
California and Baltimore, Maryland under month-to-month leases. Minimum monthly payments under these month-to-month leases are $500.

     Rent expense was $273,964 and $153,393, respectively, for the years ended March 31, 1999 and 1998.

                                       F -

                            U.S. WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

                  For the Years Ended March 31, 1999 and 1998

9.       Commitments and Contingencies (continued)

     b) Capital leases

     The Company leases various equipment under non-cancelable capital leases. Minimum monthly rental payments on capital leases range from $88 to $2,011, and the related leases expire at various dates through August 2001. At March 31, 1999, aggregate future minimum lease payments due under capital leases are as follows:

                                         Year ending
                                          March 31,

                                                 2000   $ 38,624
                                                 2001      5,188
                                                         --------
                                                          43,812

Less amounts representing interest                        (4,694)

Total future minimum lease payments, net                  39,118

Less current portion due within one year                 (34,486)
                                                       ----------

Noncurrent portion of obligation under capital leases    $ 4,632
                                                       ==========

         c)       Year 2000

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




                                       F -

                            U.S. WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

                   For the Years Ended March 31, 1999 and 1998

9.       Commitments and Contingencies (continued)

     d) Employment agreements

     The Company has a five-year employment agreement with its president that provides for an annual salary of $160,000 and annual increases of 15% per annum. Upon execution of this agreement, the president was granted an option to purchase 1,500,000 shares of the Company's common stock for $2.00 per share. No such options were exercised as of March 31, 1999. The agreement provides for a two-year, non-compete period upon termination of the president's employment, and provides for severance compensation in the amount of three times the aggregate annual compensation paid to the president during the preceding calendar year. The Company's president is also the President and sole director of Mantra.

     The Company also has three-year employment agreements with its general counsel, Vice President of Hardware Engineering, and Vice President of Software Development. Such agreements provide for individual minimum annual salaries that range between $100,000 and $120,000 and provide for an aggregate of 350,000 options to purchase shares of the Company's common stock at $2.00 to $2.50 per share. The options vest over three-year periods and have five-year lives. As of March 31, 1999, no options have been exercised.

Subsequent Events

     In May 1999, the Company sold an additional 10,000 shares of Series B Preferred Stock to private investors at $100 per share. In connection with the sales of Series B Preferred Stock (Note 7), the Company issued an option to the placement agent to purchase 150,000 shares of the Company's common stock at $2.50 per share commencing one year from issuance. The option expires on April 30, 2004. The Company also sold 405,000 shares of its common stock to officers, directors, and employees at $1 per share.


                                       F -