Form 10QSB
period 1999-06-30
U S WIRELESS CORP
filed 1999-08-12
CIK 912083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.01 per share, 14,110,613 shares outstanding as of June 30, 1999.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY



                                    CONTENTS



                                                                                                                   Page
                                                                                                                   Number
PART I -          FINANCIAL INFORMATION

ITEM 1 -          FINANCIAL STATEMENTS

                  Consolidated balance sheets as of June 30, 1999 (unaudited)
                       and March 31, 1999                                                                          3

                  Consolidated statements of operations (unaudited) for the three months
                       ended June 30, 1999 and June 30, 1998                                                       4

                  Consolidated statements of cash flows (unaudited) for the three months
                       ended June 30, 1999 and June 30, 1998                                                       5

                  Notes to financial statements                                                                    6-8

ITEM 2 -          MANANGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                    9-10

PART II -                  OTHER INFORMATION                                                                       10

ITEM 2 -          Changes in Securities and Use of Proceeds.                                                       10

ITEM 4.           Submission of Matters to a Vote of Security Holders.                                             11

ITEM 6.           Exhibits and Reports on Form 8-K.                                                                11

Signature                                                                                                          12


                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                     As of June 30, 1999 and March 31, 1999

                                                                                 June 30,         March 31,
                                                                                   1999             1999
                                                                                (Unaudited)       (Note 1)

                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents .................................................   $  8,104,738    $  5,788,288
Funds held in escrow ......................................................        200,000            --
Stock subscription ........................................................           --         2,300,000
Other receivables (Note 3) ................................................        120,675            --
Investment in joint venture ...............................................         58,630          58,630
Investment in affiliate ...................................................        146,125            --
Other current assets ......................................................           --             2,323

Total Current Assets ......................................................      8,630,168       8,149,241

EQUIPMENT, IMPROVEMENTS AND FIXTURES, net of accumulated
   depreciation and amortization (Note 4) .................................        353,068         381,617

OTHER ASSETS
  Security deposits .......................................................         25,035          25,035
          Total other assets ..............................................         25,035          25,035
          Total assets ....................................................   $  9,008,271    $  8,555,893
                                                                              ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses .....................................   $    304,561    $    335,543
Obligations under capital leases, current .................................         34,486          34,486
          Total current liabilities .......................................        339,047         370,029

Obligations under capital leases, noncurrent ..............................          4,632           4,632

          Total liabilities ...............................................        343,679         374,661

MINORITY INTEREST IN SUBSIDIARY ...........................................           --            76,434

STOCKHOLDERS' EQUITY: Series A preferred stock convertible,
$.01 par value, 300,000 shares authorized; 70,000 shares issued
and outstanding at June 30, 1999 and March 31, 1999 .......................            700             700

Series B preferred stock, $.01 par value, 60,000 and 50,000
shares authorized and issued and outstanding respectively at June
30, 1999 and March 31, 1999 ...............................................            600             500

Common stock, $.01 par value, 40,000,000 shares
authorized; issued and outstanding at June 30, 1999
14,110,613 shares and at March 31, 1999, 13,556,188 shares
                                                                                   141,107         135,563

Additional paid-in capital ................................................     33,608,798      32,504,598
Common stock subscribed ...................................................        200,000            --
Unearned compensation .....................................................       (115,838)       (244,958)

ACCUMULATED DEFICIT .......................................................    (25,170,775)    (24,291,605)

          TOTAL STOCKHOLDERS' EQUITY ......................................      8,664,592       8,104,798

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $  9,008,271    $  8,555,893
                                                                              ============    ============


      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended
                                       June 30,           June 30,
                                         1999              1998

Net sales .......................      $    --         $
Costs and expenses:
   Operating expenses ...........      1,404,858       1,118,604

Loss before other income and
minority interest in net loss
of continuing  subsidiaries           (1,404,858)     (1,118,604)

Other income:
   Interest income ..............        117,126          34,405

Loss before minority interest
in net loss of Subsidiary .......   $ (1,287,732)     (1,084,199)

Minority interest in net
income (loss) of subsidiaries ...           --            25,237

Net loss ........................   $ (1,287,732)   $ (1,058,962)
                                    =============   =============

Basic and diluted loss per
common equivalent share:
   Loss before minority interest
     in net loss of Subsidiaries    $      (.10)   $       (.09)
   Minority interest in net loss
     of subsidiaries ............           --              --

Basic and diluted net loss ......   $      (.10)   $       (.09)
                                    =============  =============

Weighted average number of common
   shares outstanding ...........     14,010,966      12,401,063
                                   =============    ============




      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash


                                                                                  Three Months Ended

                                                                              June 30,        June 30,
                                                                                1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .................................................................   $(1,287,732)   $(1,058,962)
Adjustments to reconcile net loss to cash (used) for operating activities:
   Depreciation and Amortization .........................................        45,500         60,000
   Minority interest in net losses of subsidiaries .......................          --          (25,237)
   Amortization of unearned compensation .................................       129,120        129,120

Increase (Decrease) from changes in assets and liabilities:
   Increase in other receivables .........................................      (120,675)          --
   Accounts payable and accrued expenses .................................       (16,418)       (37,391)
          Net cash (used) for operating activities .......................    (1,250,205)      (932,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment, improvements and fixtures ...................       (16,950)      (121,450)

          Net cash used for investing activities .........................       (16,950)      (121,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations .................................          --           (6,309)
   Receipt of stock subscription .........................................     2,300,000           --
   Proceeds from issuance of preferred stock .............................     1,000,000      4,989,312
   Proceeds from issuance of common shares ...............................       283,605         25,359
Net cash (used) for financing activities .................................     3,583,605      5,008,362


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................     2,316,450      3,954,442

Cash, beginning of period ................................................     5,788,288      2,285,750

Cash, end of period ......................................................   $ 8,104,738    $ 6,240,192
                                                                             ===========    ===========

Supplemental disclosure of cash flow information:
   Interest paid .........................................................          --             --
   Taxes paid ............................................................          --            1,248




      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -          BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended June 30, 1999. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 31, 1999 as filed with the Securities and Exchange Commission.

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

                  Principles of Consolidation

                         The  consolidated  financial  statements  for the  year
                    ended June 30, 1999 include the accounts of the Company. The consolidated financial statements for the year ended March 31, 1999 include the accounts of the Company and Mantra. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3 -          OTHER RECEIVABLES:

                         During  the  quarter  ended June 30,  1999 the  Company
                    issued 405,000 shares of its common stock to its officers, directors and employees in accordance with its private placement. Payment of these shares were made to the Company through direct payments and payroll deductions. The amount due the Company for this issuance was $120,675 at June 30, 1999.

                     U.S. WIRELESS CORPORATION AND SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -          EQUIPMENT, IMPROVEMENTS AND FIXTURES:

     Equipment, improvements and fixtures, net at June 30, 1999 and March 31, 1999 consisted of the following :

                                                                         June 30,                    March 31,
                                                                           1999                        1999

Furniture, fixtures and equipment                                  $      834,773               $       817,822

Less: accumulated depreciation and amortization                           (481,705)                    (436,205)

                                                                   $      353,068               $       381,617
                                                                   ==============               ===============


NOTE 5 -          STOCK OPTIONS:

                  As of June 30, 1999 the Company has granted options to purchase shares of Common Stock to officers, directors, employees and consultants. The options granted to officers, directors and employees for the most part vest over three years, expire five years from the date of the grant and have exercise prices ranging from $2 to $5 per share. Options granted to consultants have varied vesting provisions, including deliverables and time. Some do not have any vesting provisions. As of June 30, 1999, there were options to purchase up to an aggregate of approximately 5,000,000 shares of Common Stock granted to executive officers, directors, employees and consultants, subject to various vesting schedules of which the right to purchase 3,900,000 shares were vested and exercisable. Options to purchase 203,000 shares have been exercised as of June 30, 1999.

                  The value of the options granted was established by the difference between the exercise price and the fair market value of the options issued on the dates of grant, were accounted for as unearned compensation and amortized and expensed over the related vesting periods. During each of the three month periods ended June 30, 1999 and 1998, $129,120 of unearned compensation was amortized to expense. The remaining unamortized balance of unearned compensation at June 30, 1999 was $115,838 as reflected in the accompanying balance sheet.

NOTE 6 -          PRIVATE PLACEMENT

                  In March 1999, the Company commenced an undertaking to raise additional capital in a private placement offering of its securities. In April 1999, the Company received stockholders approval for the offering. As of June 30, 1999 the Company raised proceeds of $6,405,000 through the sale of 60,000 shares of the Company's newly created Series B Preferred Stock to certain investors and 405,000 shares of Common Stock to the Company's officers, directors and employees. In July the Company consummated a placement of an additional $500,000 through the sales of shares of Common Stock.

                     U.S. WIRELESS CORPORATION AND SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 7 -                  YEAR 2000 COMPUTER ISSUE:

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

NOTE 8 -          SUBSEQUENT EVENTS:

                  In July 1999, the Company formed U.S. Wireless International, Inc.("USWI"), a foreign corporation to develop and operate its overseas operations. Upon the formation of USWI, the Company transferred its ownership interest in the joint venture company, Wireless Technologies, Inc. ("WTI") formed with Anam Instruments, Inc. On July 19, 1999, the joint venture consummated a $5 million investment from HanKang Restructuring Fund, a Korean government-sponsored fund managed by Scudder Kemper Investments. The WTI investment will be used to complete the development and speed the U.S. deployment of RadioCamera(TM), the Company's wireless caller location system. WTI is a joint venture between U.S. Wireless and Anam Instruments, Inc.

                         On July 19, 1999 the Company sold an additional 149,254
                    shares of Common Stock for net proceeds of $500,000 in accordance with its private placement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

     Statements   contained  herein  which  are  not  historical  facts  may  be considered forward looking information with respect to plans, projections or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected.

Capital Resources

     At June 30, 1999, the Company reported working capital of $8,291,121. The Company had $8,104,738 in cash and cash equivalents. Such amounts resulted primarily from sales of the Company's securities in its 1999 private placement offering in which the Company raised an aggregate of $6,405,000. During the three months ended June 30, 1999, the Company earned no revenues from operations.

     Although the Company incurred a net loss of $1,287,732 during the quarter ended June 30, 1999, such amount includes $45,500 of depreciation expense. As result of the above, the Company experienced a net increase in cash of approximately $2,316,450 during the quarter ended June 30, 1999.

     Based on management's estimates, the Company's capital resources are expected to meet cash requirements through at least March 31, 2000 for the continuation of the Company's research, development and field trial operations. The Company will require additional capital in order to implement its business strategy of rolling out a nationwide network of the RadioCamera system. The Company is assessing and evaluating the timing and resource requirements necessary to implement this plan. Additionally, the Company continues the development of an internet services platform that will interface with the nationwide location "caches" enabling the Company and other vendors to build and offer applications based on location sensitive applications.

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


PART II. Other Information


ITEM 1.           Legal Proceeding:                  None

ITEM 2.           Changes in Securities and Use of Proceeds:

1999 Private Placement

     In March 1999, the Company commenced an undertaking to raise additional capital in a private placement offering of its securities. In April 1999, the Company received stockholders approval for the offering. As of June 30, 1999 the Company raised proceeds of $6,405,000 through the sale of 60,000 shares of the Company's newly created Series B Preferred Stock and 405,000 shares of Common Stock to the Company's Employees. In July the Company consummated a placement of an additional $500,000 through the sales of shares of Common Stock. The proceeds of the offering are being used for general working capital purposes.

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

     The Company to filed a registration statement to register the shares of Common Stock underlying the Series B Preferred Stock in June 1999, however, in July 1999, the holders of the Series B Preferred Stock agreed to waive their current right to register the shares of Common Stock underlying the Series B Preferred Stock in exchange for a future demand registration right.

     In July 1999, the Company raised gross proceeds of $500,000 through the sale of 149,254 shares of the Company's Common Stock. The proceeds of the offering will be used for general working capital.

Deregistration of Forms S-3Registration Statements

     The Company filed Registration Statements on Form S-3 dated September 26, 1997 and October 29, 1998 with respect to the resale of shares of Common Stock sold or convertible or execisable into shares of Common Stock, sold in the Company's prior private placement offerings. In an amendment to the Registration Statements filed with the Securities and Exchange Commission on August 3, 1999, the Company requested the deregisteration of the resale of the remaining shares of Common Stock registered for resale but no previously sold pursuant to said registrations.

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

                          Exhibit 27.01 - Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       U.S. Wireless Corporation
                                                                    (Registrant)


August 9 , 1999                                    By: \s\ Dr. Oliver Hilsenrath
----------------                                       -------------------------
Date                                                       Dr. Oliver Hilsenrath
                                                         Chief Executive Officer