Form 10QSB
period 1999-09-30
U S WIRELESS CORP
filed 1999-11-12
CIK 912083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, PAR VALUE $.01 PER SHARE, 14,175,481 SHARES OUTSTANDING AS OF SEPTEMBER 30, 1999.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                                    CONTENTS

                                                                                                                 PAGE
                                                                                                                NUMBER

PART I -          FINANCIAL INFORMATION

         ITEM I - FINANCIAL STATEMENTS
                  Consolidated balance sheets as of September 30, 1999 (unaudited)
                       and March 31, 1999                                                                               2

                  Consolidated statements of operations (unaudited) for the three and six months
                       ended September 30, 1999 and September 30, 1998                                                  3

                  Consolidated statements of cash flows (unaudited) for the six months
                       ended September 30, 1999 and September 30, 1998                                                  4

                  Notes to financial statements                                                                       5-7

         ITEM II - MANANGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                      8-9

PART II - OTHER INFORMATION                                                                                            10


SIGNATURE                                                                                                              11

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1999 and March 31, 1999

                                                                                      SEPT. 30,       March 31,
                                                                                        1999            1999
                                                                                     (UNAUDITED)      (NOTE 1)

                                     ASSETS

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS ......................................................   $  8,200,125    $  5,788,288
STOCK SUBSCRIPTION .............................................................           --         2,300,000
DUE FROM AFFILIATE .............................................................        101,419            --
INVESTMENT IN JOINT VENTURE ....................................................         58,630          58,630
INVESTMENT IN AFFILIATE ........................................................        146,125            --
OTHER CURRENT ASSETS ...........................................................          2,323            --

TOTAL CURRENT ASSETS ...........................................................      8,506,299       8,149,241

EQUIPMENT, IMPROVEMENTS AND FIXTURES, NET OF ACCUMULATED
   DEPRECIATION AND AMORTIZATION (NOTE 3) ......................................        368,754         381,617

OTHER ASSETS

  SECURITY DEPOSITS ............................................................         25,035          25,035
          TOTAL OTHER ASSETS ...................................................         25,035          25,035
          TOTAL ASSETS .........................................................   $  8,900,088    $  8,555,893
                                                                                   ============    ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

ACCOUNTS PAYABLE AND ACCRUED EXPENSES ..........................................   $    343,987    $    335,543
OBLIGATIONS UNDER CAPITAL LEASES, CURRENT ......................................         28,177          34,486
          TOTAL CURRENT LIABILITIES ............................................        372,164         370,029

OBLIGATIONS UNDER CAPITAL LEASES, NONCURRENT ...................................          4,632           4,632

          TOTAL LIABILITIES ....................................................        376,796         374,661

MINORITY INTEREST IN SUBSIDIARY ................................................         76,434            --

STOCKHOLDERS' EQUITY:

Series A preferred stock convertible, $.01 par value, 300,000 shares authorized; 70,000 shares issued and outstanding at September 30, 1999 and March
31, 1999 .......................................................................            700             700

Series B preferred stock, $ .01 par value, 60,000 and 50,000 shares authorized  and issued and  outstanding  respectively  at September 30, 1999 and
March 31, 1999 .................................................................            600             500

Common stock, $.01 par value, 40,000,000 shares authorized; issued and outstanding at September 30, 1999 14,175,481 shares and at March 31, 1999
13,556,188 shares ..............................................................        141,756         135,563

ADDITIONAL PAID-IN CAPITAL .....................................................     34,296,854      32,504,598
UNEARNED COMPENSATION ..........................................................           --          (244,958)

ACCUMULATED DEFICIT ............................................................    (25,916,618)    (24,291,605)

          TOTAL STOCKHOLDERS' EQUITY ...........................................      8,523,292       8,104,798

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................   $  8,900,088    $  8,555,893
                                                                                   ============    ============

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Six Months Ended                 Three Months Ended
                                                                   Sept. 30,        Sept. 30,       Sept. 30,       Sept. 30,
                                                                     1999             1998            1999            1998
NET SALES ...................................................   $       --      $      --       $       --     $       --
COSTS AND EXPENSES:
   Operating expenses .......................................      2,346,306       2,346,069         941,448       1,227,456

LOSS BEFORE OTHER INCOME AND MINORITY INTEREST IN NET
LOSS OF CONTINUING  SUBSIDIARIES ............................     (2,346,306)     (2,346,069)       (941,448)     (1,227,465)

OTHER INCOME:
Interest income .............................................        244,977         167,857         127,851         133,452

LOSS BEFORE MINORITY INTEREST IN NET LOSS OF
     SUBSIDIARIES ...........................................     (2,101,329)     (2,178,212)       (813,597)     (1,094,013)

MINORITY INTEREST IN NET INCOME (LOSS) OF SUBSIDIARIES ......           --            24,856            --              (381)

NET LOSS ....................................................   $ (2,101,329)   $ (2,153,356)   $   (813,597)   $ (1,094,394)
                                                                ============    ============    ============      ==========

BASIC AND DILUTED LOSS PER COMMON EQUIVALENT SHARE:
   Loss before minority interest in net loss of  subsidiaries   $      (.15)    $      (.17)    $       (.06)   $       (.08)
   Minority interest in net loss of subsidiaries ............           --              --              --              --

BASIC AND DILUTED NET LOSS ..................................   $      (.15)    $      (.17)    $       (.06)   $       (.08)
                                                                ============    ============    ============      ==========

WEIGHTED AVERAGE NUMBER OF COMMON  SHARES OUTSTANDING .......     14,079,945      12,978,682      14,188,731      13,556,301
                                                                ============    ============    ============      ==========



















      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           Increase (Decrease) in Cash
                                                                                   SIX MONTHS ENDED
                                                                               SEPT. 30,      Sept. 30,
                                                                                 1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS .................................................................   $(2,101,329)   $(2,153,356)
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH (USED) FOR OPERATING ACTIVITIES:
   DEPRECIATION ..........................................................        91,000        125,000
   MINORITY INTEREST IN NET LOSSES OF SUBSIDIARIES .......................          --          (24,856)
   AMORTIZATION OF UNEARNED COMPENSATION .................................       244,958        258,240

INCREASE (DECREASE) FROM CHANGES IN ASSETS AND LIABILITIES:

  (INCREASE) IN INVENTORY ................................................          --          (29,285)
  DECREASE IN OTHER CURRENT ASSETS .......................................         2,323           --
  (INCREASE) IN DUE FROM AFFILIATE .......................................      (101,419)          --
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES ..................................        19,785        (25,787)
  DECREASE IN MINORITY INTEREST ..........................................        76,434           --
          NET CASH (USED) FOR OPERATING ACTIVITIES .......................    (1,768,248)    (1,850,044)

CASH FLOWS FROM INVESTING ACTIVITIES:

   ACQUISITION OF EQUIPMENT, IMPROVEMENTS AND FIXTURES ...................       (61,186)      (257,006)

          NET CASH PROVIDED BY INVESTING ACTIVITIES ......................       (61,186)      (257,006)

CASH FLOWS FROM FINANCING ACTIVITIES:

   PAYMENTS ON CAPITAL LEASE OBLIGATIONS .................................        (6,309)       (12,618)
   RECEIPT OF STOCK SUBSCRIPTION .........................................     2,300,000           --
   PROCEEDS FROM ISSUANCE OF PREFERRED STOCK .............................     1,000,000      5,389,312
   NET PROCEEDS FROM ISSUANCE OF COMMON SHARES ...........................     1,093,705         25,359
  (INCREASE) IN INVESTMENT IN AFFILIATE ..................................      (146,125)          --
NET CASH PROVIDED BY FINANCING ACTIVITIES ................................     4,241,271      5,402,053


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................     2,411,837      3,295,003

CASH, BEGINNING OF PERIOD ................................................     5,788,288      2,285,750

CASH, END OF PERIOD ......................................................   $ 8,200,125    $ 5,580,753
                                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   INTEREST PAID .........................................................          --             --
   TAXES PAID ............................................................          --           1,248




      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the six months ended September 30, 1999. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 31, 1999 as filed with the Securities and Exchange Commission.

NOTE 2 - ORGANIZATION:

CONSOLIDATION OF LABYRINTH COMMUNICATION TECHNOLOGIES GROUP, INC.

                  In January 1998, the Company consummated the consolidation of its subsidiary, Labyrinth with and into the Company. In accordance with exchange offers submitted to the stockholders of Labyrinth representing 49% minority interest in Labyrinth, the Company exchanged 4,498,200 shares of its common stock for 490,000 shares of common stock of Labyrinth. The shares of Common Stock issued in accordance with the exchange, are subject to a vesting schedule.

                  In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 16 and interoperations thereof, this acquisition of minority interest was accounted for using the purchase method of accounting.

PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements for the six months ended September 30, 1999 include the accounts of the Company as well as the Company's wholly owned subsidiary US Wireless International, Inc. (USWI). The consolidated financial statements for the year ended March 31, 1999 include the accounts of the Company and Mantra. All significant intercompany balances and transactions have been eliminated in consolidation.

                  In July 1999, the Company formed U.S. Wireless International, Inc.("USWI"), a foreign corporation to develop and operate its overseas operations. Upon the formation of USWI, the Company transferred its ownership interest in the joint venture company, Wireless Technologies, Inc. ("WTI") formed with Anam Instruments, Inc. to USWI. On July 19, 1999, the joint venture consummated a $5 million investment from HanKang Restructuring Fund, a Korean government-sponsored fund managed by Scudder Kemper Investments. The WTI investment will be used to complete the development and speed the U.S. deployment of RadioCamera(TM), the Company's wireless caller location system.

                     U.S. WIRELESS CORPORATION AND SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - EQUIPMENT, IMPROVEMENTS AND FIXTURES:


                  Equipment, improvements and fixtures, net at September 30, 1999 and March 31, 1999 consisted of the following:

                                                                   SEPT. 30,                    March 31,
                                                                   1999                         1999

FURNITURE, FIXTURES AND EQUIPMENT                                  $      895,959               $       817,822

LESS: ACCUMULATED DEPRECIATION AND AMORTIZATION                           (527,205)                    (436,205)

                                                                   $      368,754               $       381,617
                                                                   ==============               ===============

NOTE 4 - STOCK OPTIONS:

                  As of  September  30, 1999 the Company has granted  options to purchase shares of Common Stock to officers, directors, employees and consultants. The options granted to officers, directors and employees for the most part vest over three years, expire five years from the date of the grant and have exercise prices ranging from $2 to $5 per share. Options granted to consultants have varied vesting provisions, including deliverables and time. Some do not have any vesting provisions. As of September 30, 1999, there were options to purchase up to an aggregate of approximately 5,000,000 shares of Common Stock granted to executive officers, directors, employees and consultants, subject to various vesting schedules of which the right to purchase 3,900,000 shares were vested and exercisable. Options to purchase 203,000 shares have been exercised as of September 30, 1999.

                  The value of the options granted was established by the difference between the exercise price and the fair market value of the options issued on the dates of grant, were accounted for as unearned compensation and amortized and expensed over the related vesting periods. During each of the three month periods ended September 30, 1999 and 1998, $115,538 and $129,120 of unearned compensation were amortized to expense respectively. For the six months ended September 30, 1999, $244,958 of unearned compensation was amortized to expense. The balance of unearned compensation at September 30, 1999 was reduced to zero as reflected in the accompanying balance sheet.

NOTE 5 - PRIVATE PLACEMENT

                  In March 1999, the Company commenced an undertaking to raise additional capital in a private placement offering of its securities. In April 1999, the Company received stockholders approval for the offering. As of September 30, 1999 the Company raised proceeds of $6,905,000 through the sale of 60,000 shares of the Company's newly created Series B Preferred Stock and an aggregate of 554,254 shares of Common Stock to certain investors, of which 405,000 shares were sold to the Company's officers, directors and employees.

                     U.S. WIRELESS CORPORATION AND SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998:

Consolidated operating expenses were $941,448 for the three months ended September 30, 1999, compared to $1,227,465 for the three months ended September 30, 1998. Decreased operating expenses were primarily attributable to better cost control by the Company and the costs of the development of the CDMA RadioCamera being primarily borne by, WTI, the Company's international joint venture.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1998:

Consolidated operating expenses were $2,346,306 during the six months ended September 30, 1999, compared to $2,346,069 for the six months ended September 30, 1998. Operating expenses on a year to date basis were not significantly different from the comparative period.


CAPITAL RESOURCES

At September 30, 1999, the Company reported working capital of $8,134,135. The Company had $8,200,125 in cash and cash equivalents. Such amounts resulted primarily from sales of the Company's securities in its 1999 private placement offering in which the Company raised an aggregate of $6,905,000. During the three months ended September 30, 1999, the Company earned no revenues from operations.

Although the Company incurred a net loss of $2,101,329 during the six months ended September 30, 1999, such amount includes $91,000 of depreciation expense. As result of the above, the Company experienced a net increase in cash of approximately $2,411,837 during the six months ended September 30, 1999.

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

The Company's strategy is to build a nationwide network, which will require additional financing, capital expenditures, management and employees. The Company expects that it will be required to purchase significant equipment and have a significant increase in the number of Company employees during the next twelve months.

If the Company's timetable for the continued develop, marketing, and building of the Company's proposed nationwide location network exceeds current estimates, the Company may require additional capital resources. The primary continuing expenses associated with the testing and development of the RadioCamera and Location Fingerprinting systems are expected to include officer, employee and consultant salaries, the costs associated with manufacturing prototypes and the costs of the Company's field operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING: NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

1999 PRIVATE PLACEMENT

In March 1999, the Company commenced an undertaking to raise additional capital in a private placement offering of its securities. In April 1999, the Company received stockholders approval for the offering. As of June 30, 1999 the Company raised proceeds of $6,405,000 through the sale of 60,000 shares of the Company's newly created Series B Preferred Stock and 405,000 shares of Common Stock to the Company's Employees. In July 1999, the Company consummated a placement of an additional $500,000 through the sales of 149,254 shares of Common Stock, increasing the offering proceeds to $6,905,000. The proceeds of the offering are being used for general working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: NONE

ITEM 5. OTHER INFORMATION:

On October 20, 1999, the Company entered into an agreement with Lehman Brothers, Inc., in which Lehman Brothers became the Company's investment banker. Under the terms of the agreement, Lehman Brothers agreed to act as the Company's placement agent to assist the company in financing the planned build-out of its nationwide wireless location network, scheduled to commence early next year.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

                           Exhibit 27.01 - Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       U.S. Wireless Corporation
                                                                    (Registrant)

NOVEMBER  10, 1999                   BY:               \S\ DR. OLIVER HILSENRATH
------------------                                     -------------------------
Date                                                       Dr. Oliver Hilsenrath
                                                          Chief Executive Office