Form 10QSB
period 1999-12-31
U S WIRELESS CORP
filed 2000-02-11
CIK 912083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-24742

                            U.S. WIRELESS CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Delaware                                                            13-3704059
                  --------                                                            ----------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.01 per share, 14,527,608 shares outstanding as of February 4, 2000.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                                    CONTENTS

                                                                                                                   Page
                                                                                                                   Number

PART I -          FINANCIAL INFORMATION

         ITEM 1 - Financial Statements
                  Consolidated balance sheets as of December 31, 1999 (unaudited)
                       and March 31, 1999                                                                               3

                  Consolidated statements of operations (unaudited) for the three and nine months
                       ended December 31, 1999 and December 31, 1998                                                    4

                  Consolidated statements of cash flows (unaudited) for the nine months
                       ended December 31, 1999 and December 31, 1998                                                    5

                  Notes to financial statements                                                                       6-8

         ITEM 2 - Plan of Operation                                                                                     9


PART II - OTHER INFORMATION                                                                                            11

         ITEM 1 - Legal Proceeding                                                                                     11

Signature                                                                                                              12

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1999 and March 31, 1999

                                                                           Dec. 31,                 March 31,
                                                                             1999                      1999
                                                                   ------------------------    --------------------
                                                                         (Unaudited)                 (Note 1)

                                     ASSETS

CURRENT ASSETS:

Cash and cash equivalents ......................................................   $  7,029,819    $  5,788,288
Stock subscription receivable ..................................................           --         2,300,000
Due from employees (Note 5) ....................................................        243,197            --
Due from affiliate .............................................................        101,419            --
Investment in joint venture ....................................................           --            58,630
Investment in affiliate ........................................................        146,125            --
Other current assets ...........................................................            600           2,323
                                                                                    ------------   ------------
         Total Current Assets ..................................................      7,521,160       8,149,241

EQUIPMENT, IMPROVEMENTS AND FIXTURES, net of accumulated
   depreciation and amortization (Note 3) ......................................        354,117         381,617

OTHER ASSETS
  Security deposits ............................................................         25,035          25,035

          Total assets .........................................................   $  7,900,312    $  8,555,893
                                                                                    ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses ..........................................   $    175,008    $    335,543
Obligations under capital leases, current ......................................          7,044          34,486
                                                                                    ------------   ------------
          Total current liabilities ............................................        182,052         370,029

Obligations under capital leases, noncurrent ...................................          4,632           4,632
                                                                                    ------------   ------------

          Total liabilities ....................................................        186,684         374,661
                                                                                    ------------   ------------
MINORITY INTEREST IN SUBSIDIARY ................................................           --            76,434
                                                                                    ------------   ------------
STOCKHOLDERS' EQUITY:

Series A preferred stock convertible, $.01 par value, 300,000 shares authorized;  70,000 shares issued and outstanding at December 31, 1999 and March
31, 1999 .......................................................................            700             700

Series B preferred stock, $.01 par value, 60,000 and 50,000 shares authorized  and issued and  outstanding  respectively  at December  31, 1999 and
March 31, 1999 .................................................................            600             500

Common stock, $.01 par value, 40,000,000 shares authorized; issued and outstanding at December 31, 1999 14,414,749 shares and at March 31, 1999,
13,556,188 shares ..............................................................        144,148         135,563

Additional paid-in capital .....................................................     34,665,745      32,504,598
Unearned Compensation ..........................................................           --          (244,958)
Common stock subscribed (Note 6) ...............................................        143,334            --
Accumulated deficit ............................................................    (27,240,899)    (24,291,605)
                                                                                    ------------   ------------

          TOTAL STOCKHOLDERS' EQUITY ...........................................      7,713,628       8,104,798
                                                                                    ------------   ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................   $  7,900,312    $  8,555,893
                                                                                    ============   ============


      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        Nine Months Ended               Three Months Ended
                                                                     Dec. 31,        Dec. 31,         Dec. 31,       Dec. 31,
                                                                       1999            1998            1999            1998

Net sales ........................................................$       --      $     39,729    $       --      $     39,729
                                                                  ------------    ------------    ------------    ------------
Costs and expenses:

  Research & Development .........................................   2,103,492       2,332,986         907,199         875,867
  Operating expenses .............................................   1,391,212       1,006,081         486,157         375,371
  Stock based compensation .......................................     244,958         387,360            --           129,120
  Loss on investment in joint venture ............................      58,630            --            58,630            --

Total Costs and Expenses .........................................   3,798,292       3,726,427       1,451,986       1,380,358

Loss before other income and minority
interest in net loss of continuing subsidiaries
                                                                    (3,798,292)     (3,686,698)     (1,451,986)     (1,340,629)

Other income:

Interest income ..................................................     372,683         233,468         127,706          65,610
                                                                  ------------    ------------    ------------    ------------

Loss before minority interest in net loss of

     Subsidiaries ................................................  (3,425,609)     (3,453,230)     (1,324,280)     (1,275,019)

Minority interest in net income (loss) of subsidiaries ...........        --             4,541            --           (20,315)
                                                                  ------------    ------------    ------------    ------------

Net loss .........................................................$ (3,425,609)   $ (3,448,689)   $ (1,324,280)   $ (1,295,334)
                                                                   ============    ============    ============    ============

Basic and diluted loss per common equivalent share:

   Loss before minority interest in net loss of subsidiaries .....$       (.24)   $       (.26)   $       (.09)   $       (.10)
   Minority interest in net loss of subsidiaries .................          --              --              --              --
                                                                  ------------    ------------    ------------    ------------

Basic and diluted net loss .......................................$       (.24)   $       (.26)   $       (.09)   $       (.10)
                                                                  ============    ============    ============    ============

Weighted average number of common shares outstanding .............  14,087,698      13,171,222      14,103,289      13,556,245
                                                                  ============    ============    ============    ============


      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                                                  Nine Months Ended
                                                                                Dec. 31,       Dec. 31,
                                                                                  1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .................................................................   $(3,425,609)   $(3,448,689)
Adjustments to reconcile net loss to cash (used) for operating activities:
   Depreciation ..........................................................       138,500        190,000
   Minority interest in net losses of subsidiaries .......................          --           (4,541)
   Amortization of unearned compensation .................................       244,958        387,360
Increase (Decrease) from changes in assets and liabilities:

  (Increase) in inventory ................................................          --          (50,756)
  Decrease in other current assets .......................................         1,723           --
  (Increase) in due from affiliate .......................................      (101,419)          --
  Accounts payable and accrued expenses ..................................      (197,490)        90,828
  Decrease in minority interest ..........................................        76,434           --
                                                                              -----------    -----------
          Net cash (used) for operating activities .......................    (3,262,903)    (2,835,798)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of equipment, improvements and fixtures ...................      (111,000)      (320,766)
   Investment in joint venture ...........................................        58,630       (400,000)
                                                                              -----------    -----------
          Net cash provided by investing activities ......................       (52,370)      (720,766)
                                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments on capital lease obligations .................................       (27,442)       (15,192)
   Receipt of stock subscription .........................................     2,443,334           --
   Proceeds from issuance of preferred stock .............................     1,000,000      1,400,000
   Net proceeds from issuance of common shares ...........................     1,287,037      4,014,671
  (Increase) in investment in affiliate ..................................      (146,125)          --
Net cash provided by financing activities ................................     4,556,804      5,399,479
                                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................     1,241,531      1,842,915

Cash, beginning of period ................................................     5,788,288      2,285,750

Cash, end of period ......................................................   $ 7,029,819    $ 4,128,665
                                                                             ===========    ===========

Supplemental disclosure of cash flow information:

   Interest paid .........................................................   $      --      $      --
   Taxes paid ............................................................   $      --      $     1,248




      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the nine months ended December 31, 1999. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 31, 1999 as filed with the Securities and Exchange Commission.

NOTE 2 - ORGANIZATION:

Consolidation of Labyrinth Communication Technologies Group, Inc. ("Labyrinth")

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

Principles of Consolidation

                  The consolidated financial statements for the nine months ended December 31, 1999 include the accounts of the Company as well as the Company's wholly owned subsidiary U.S. Wireless International, Inc., a foreign corporation ("USWI"). The consolidated financial statements for the year ended March 31, 1999 include the accounts of the Company and Mantra Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

                  In July 1999, the Company formed USWI, to develop and operate its overseas operations. Upon the formation of USWI, the Company transferred its ownership interest in the joint venture company, Wireless Technologies, Inc. ("WTI") formed with Anam Instruments, Inc. to USWI. On July 19, 1999, the joint venture consummated a $5 million investment from HanKang Restructuring Fund, a Korean government-sponsored fund managed by Scudder Kemper Investments. The WTI investment will be used for development and testing activities and for marketing the Company's wireless caller location system in Asia.

                     U.S. WIRELESS CORPORATION AND SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -          EQUIPMENT, IMPROVEMENTS AND FIXTURES:

                  Equipment, improvements and fixtures, net at December 31, 1999 and March 31, 1999 consisted of the following:

                                                                         Dec. 31,                    March 31,
                                                                           1999                        1999
                                                                 ------------------------     -----------------------

Furniture, fixtures and equipment                                   $      928,822               $      817,822

Less: accumulated depreciation and amortization                           (574,705)                    (436,205)
                                                                     --------------               --------------
                                                                    $      354,117               $      381,617
                                                                     ==============               ==============


NOTE 4 - STOCK OPTIONS:

                  As of December  31,  1999 the  Company has granted  options to purchase shares of Common Stock to officers, directors, employees and consultants. The options granted to officers, directors and employees for the most part vest over three years, expire five years from the date of the grant and have exercise prices ranging from $2 to $15.80 per share. Options granted to consultants have varied vesting provisions, including deliverables and time. As of December 31, 1999, there were options to purchase up to an aggregate of approximately 5,000,000 shares of Common Stock granted to executive officers, directors, employees and consultants, subject to various vesting schedules of which the right to purchase approximately 3,900,000 shares were vested and exercisable. Options to purchase 579,969 shares have been exercised as of December 31, 1999.

NOTE 5 - DUE FROM EMPLOYEES:

                  In December 1999 certain employees exercised their option to buy common stock at a price between $2 and $2.50. As of December 31, 1999, 53,700 shares were issued for $118,383. The purchase price of these shares were paid in January 1999 due to the timing of the delivery of the shares and the consummation of the sales. Additionally, the Company advanced the employee's portion of taxes on the difference between the strike price of the option and the current market price, in the amount of $124,813 due to the timing of the delivery of the shares and the consummation of the sales.

NOTE 6 - COMMON STOCK SUBSCRIBED:

                  This represents monies received from a former employee for the exercise of his options. The shares relating to this case were issued in January 2000.

NOTE 7 - PRIVATE PLACEMENT:

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

                     U.S. WIRELESS CORPORATION AND SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - YEAR 2000 UPDATE:

                  Subject to continued monitoring of third party suppliers, U.S. Wireless Corporation's year 2000 program ("Program") is complete, and no material problems have arisen since the end of calendar year 1999. The Program addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. All of the Company's business computer systems are year 2000 ready.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

ITEM 2 - PLAN OF OPERATIONS

Results of Operations

Statements contained herein that are not historical facts may be considered forward looking information with respect to plans, projections or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risk and uncertainties, which could cause actual results to differ materially from those projected.

Three months ended December 31, 1999 compared to the three months ended December 31, 1998:

Research and Development expenses were $907,199 for the three months ended December 31, 1999 as compared to $875,867 for the three months ended December 31, 1998 an increase of 4%. Operating expenses were $486,157 in the three months ended December 31, 1999 as compared to $375,371 in the period ended December 31, 1998, an increase of 30%. The increase in Research and Development and Operating expenses is primarily attributable to additional costs incurred for engineering, research and development related to the continued refinement, testing and deployment of the Company's RadioCamera system and the commencement of the Company's network build-out in the Baltimore, MD and Washington D.C. metro area.

Stock based compensation was $0 in the period ended December 31, 1999 as compared to $129,120 in the period ended December 31, 1998. The deferred compensation was written off in the quarter ended September 30, 1999.

The loss on investment represents the Company's recognition of its subsidiary (U.S. Wireless International, Inc.) share of the loss on its joint venture, WTI. The year to date loss at December 31, 1999 was large enough to eliminate the investment in its entirety.

Nine months ended December 31, 1999 compared to the nine months ended December 31, 1998:

Research and development expenses were $2,103,492 for the nine months ended December 31, 1999 as compared to $2,332,986 for the nine months ended December 31, 1998 a decrease of 10%. Operating expenses were $1,391,212 in the nine months ended December 31, 1999 as compared to $1,006,081 in the nine months ended December 31, 1998, an increase of 38%. Research and development shows a decrease of 10% resulting from a refund of R & D expenses in September from its subsidiary's investment, WTI, otherwise the R & D expense for the year would have exceeded the 1998 expense. The increase in operating expenses is primarily attributable to additional cost incurred for engineering and research and development related to the continued refinement, testing and deployment of the Company's RadioCamera system and the commencement of the Company's network build-out in the Baltimore, MD and Washington D.C. metro area.

Stock based compensation was $244,958 in the nine months ended December 31, 1999 as compared to $387,360 in the nine months ended December 31, 1998. The amount charged off in 1999 was sufficient to write off the balance on the deferred compensation account.

The loss on investment represents the Company's recognition of its subsidiary (U.S. Wireless International, Inc.) shares of the loss on its joint venture, WTI. The year to date loss at December 31, 1999 was large enough to eliminate the investment in its entirety.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

ITEM 2 - PLAN OF OPERATIONS continued

Liquidity and Capital Resources

At December 31, 1999, the Company reported working capital of $7,339,108. The Company had $7,029,819 in cash and cash equivalents. Such amounts resulted primarily from sales of the Company's securities in its 1999 private placement offering in which the Company raised an aggregate of $6,905,000. During the nine months ended December 31, 1999, the Company earned no revenues from operations.

Although the Company incurred a net loss of $3,425,609 during the nine months ended December 31, 1999, such amount includes $138,500 of depreciation expense. As result of the above, the Company experienced a net increase in cash of approximately $1,241,531 during the nine months ended December 31, 1999.

Based on management's estimates, the Company's capital resources are expected to meet cash requirements through at least March 31, 2001 for the continuation of the Company's research, development and field trial operations. The Company will require additional capital in order to implement its business strategy of rolling out a nationwide network of the RadioCamera system. The Company is assessing and evaluating the timing and resource requirements necessary to implement this plan. Additionally, the Company continues the development of an Internet services platform that will interface with the nationwide location "caches" enabling the Company and other vendors to build and offer applications based on location sensitive applications.

The Company is presently engaged in the testing of its AMPS, TDMA CDMA and iDEN RadioCamera systems and is conducting field trials in several major cities. The Company is building its first market in the Maryland/Washington D.C. metro area. The Company has received contracts to deploy its RadioCamera(TM) system in pilot programs to deliver traffic information for certain portions of the Maryland and Virginia highway systems. The Company's network will provide the Maryland State Highway Administration and Virginia State etc. with accurate real-time analysis of traffic speed and congestion, which will be used for traffic management and planning. In addition, the Company is developing an Internet services platform that would allow potential customers to visually monitor, locate and track a group of subscribers.

The Company's strategy is to build a nationwide network, which will require additional financing, capital expenditures, management and employees. The Company expects that it will be required to purchase significant equipment and have a significant increase in the number of Company employees during the next twelve months.

If the Company's timetable for the continued development, marketing, and building of the Company's proposed nationwide location network exceeds current estimates, the Company may require additional capital resources. The primary continuing expenses associated with the testing and development of the
RadioCamera location systems are expected to include officer, employee and consultant salaries, the costs associated with manufacturing prototypes and the costs of the Company's field operations.

Year 2000 Update

Subject  to  continued  monitoring  of  third  party  suppliers,  U.S.  Wireless
Corporation's year 2000 program ("Program") is complete, and no material problems have arisen since the end of calendar year 1999. The Program addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. All of the Company's business computer systems are year 2000 ready.

PART II. Other Information

ITEM 1. Legal Proceeding:

On November 5, 1999, Mr. Abraham Bar, who was dismissed as Vice President - Signal Processing by the Company in August 1999, filed a claim with the American Arbitration Association against the Company for breach of his employment agreement and breach of the covenant of good faith and fair dealing. He is seeking approximately $500,000 in lost wages, vesting stock and stock options, in addition to the costs of pursuing arbitration. The Company intends to vigorously defend the claim and has retained the San Francisco law firm of Otis & Hogan to represent its' interests and file counterclaims against Mr. Bar for breach of his employment agreement, breach of the covenant of good faith and fair dealing, and breach of his fiduciary duty.

On November 5, 1999, Mr. Mati Wax, who was dismissed as Chief Technology Officer by the Company in June 1999, filed a claim with the American Arbitration Association against the Company for breach of his employment agreement and breach of the covenant of good faith and fair dealing. He is seeking approximately $500,000 in lost wages, vesting stock and stock options, in addition to the costs of pursuing arbitration. The Company intends to vigorously defend the claim and has retained the San Francisco law firm of Otis & Hogan to represent its' interests and file counterclaims against Mr. Bar for breach of his employment agreement, breach of the covenant of good faith and fair dealing, and breach of his fiduciary duty.

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

                                                       U.S. Wireless Corporation
                                                                    (Registrant)


February 10, 2000                                By:  \s\ Dr. Oliver Hilsenrath
Date                                                      Dr. Oliver Hilsenrath
                                                          Chief Executive Office