Form 10QSB/A
period 1999-06-30
U S WIRELESS CORP
filed 2000-06-27
CIK 912083

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

                                    CONTENTS

                                                                                                           Page
                                                                                                           Number

PART I -          FINANCIAL INFORMATION

ITEM 1 -          FINANCIAL STATEMENTS
                  Consolidated balance sheets as of June 30, 1999 (unaudited)
                       and March 31, 1999                                                                    3

                  Consolidated statements of operations (unaudited) for the three months
                       ended June 30, 1999 and June 30, 1998                                                 4

                  Consolidated statements of cash flows (unaudited) for the three months
                       ended June 30, 1999 and June 30, 1998                                                 5

                  Notes to financial statements                                                             6-9

ITEM 2  -         MANANGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                            10-11

PART II -         OTHER INFORMATION                                                                          12

ITEM 6.           Exhibits and Reports on Form 8-K.                                                          12

Signature                                                                                                    13

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                     As of June 30, 1999 and March 31, 1999

                                                                                              June 30,          March 31,
                                                                                                1999              1999
                                                                                           ----------------    ------------
                                                                                             (Unaudited)        (Note 1)
                                                                                              (Restated)

                                     ASSETS

CURRENT ASSETS:

Cash and cash equivalents ...............................................................   $  8,104,738    $  5,788,288
Funds held in escrow ....................................................................        200,000            --
Stock subscription ......................................................................           --         2,300,000
Other receivables (Note 3) ..............................................................        120,675            --
Investment in joint venture .............................................................         58,630          58,630
Investment in affiliate .................................................................        141,426            --
Other current assets
                                                                                                    --             2,323
                                                                                            ------------    ------------
Total Current Assets ....................................................................      8,625,469       8,149,241
                                                                                            ------------    ------------
EQUIPMENT, IMPROVEMENTS AND FIXTURES, net of accumulated
   depreciation and amortization (Note 4)
                                                                                                 397,639         381,617
                                                                                            ------------    ------------
OTHER ASSETS
  Security deposits
                                                                                                  25,035          25,035
                                                                                            ------------    ------------
          Total other assets
                                                                                                  25,035          25,035
                                                                                            ------------    ------------
          Total assets ..................................................................   $  9,048,143    $  8,555,893
                                                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses ...................................................   $    323,833    $    335,543
Obligations under capital leases, current ...............................................         34,486          34,486
Due to affiliate ........................................................................         27,110            --
                                                                                            ------------    ------------
          Total current liabilities .....................................................        385,429         370,029

Obligations under capital leases, noncurrent ............................................          4,632           4,632
                                                                                            ------------    ------------
          Total liabilities .............................................................        390,061         374,661
                                                                                            ------------    ------------

MINORITY INTEREST IN SUBSIDIARY

STOCKHOLDERS' EQUITY:

Series A preferred stock convertible, $.01 par value, 300,000 shares authorized; 70,000
shares issued and outstanding at June 30, 1999 and March 31, 1999 .......................            700             700
Series B preferred stock, $.01 par value, 60,000 and 50,000 shares authorized and issued
and outstanding respectively at June 30, 1999 and March 31, 1999 ........................            600             500
Common stock, $.01 par value, 40,000,000 shares authorized; issued and outstanding at
June 30, 1999 14,110,613 shares and at March 31, 1999, 13,556,188 shares ................        141,107         135,563
Additional paid-in capital ..............................................................     35,042,061      32,504,598
Common stock subscribed .................................................................        200,000            --
Unearned compensation ...................................................................       (115,838)       (244,958)
Accumulated deficit .....................................................................    (26,610,548)    (24,291,605)
                                                                                            ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY ....................................................      8,658,082       8,104,798
                                                                                            ------------    ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................................   $  9,048,143    $  8,555,893
                                                                                            ============    ============

      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                         ----------------------------------------
                                                                               June 30,          June 30,
                                                                                 1999              1998
                                                                             ------------    --------------
                                                                            (Restated)

Net sales ...............................................................   $       --      $       --
                                                                             ------------    --------------
Costs and expenses:
   Operating expenses ...................................................      1,922,822       1,118,604
                                                                             ------------    --------------

Loss before other income and minority interest in
  net loss of continuing  subsidiaries ..................................     (1,922,822)     (1,118,604)

Other income (expense):
   Interest income ......................................................        117,126          34,405
   Equity in loss of Mantra0                                                     (31,809)           --
                                                                             ------------    --------------
Loss before minority interest in net loss of
  subsidiary ............................................................     (1,837,505)     (1,084,199)

Minority interest in net income (loss) of

Net loss ................................................................     (1,837,505)     (1,058,962)

Deemed dividend for Series B Preferred Stock ............................       (890,000)           --
                                                                             ------------    --------------

Net loss attributable to common shares ..................................   $ (2,727,505)   $ (1,058,962)
                                                                             ============    ==============

Basic and diluted loss per common equivalent
   Loss before minority interest in net loss of
         Subsidiaries ...................................................   $       (.23)   $      (.13)
   Minority interest in net loss of subsidiaries                                    --              --
                                                                             ------------    --------------

Basic and diluted net loss ..............................................   $       (.23)   $      (.13)
                                                                             ============    ==============

Weighted average number of common
   shares outstanding ...................................................     11,996,280       7,902,863
                                                                             ============    ==============

      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                                          Three Months Ended
                                                                                               -------------------------------------
                                                                                                          June 30,        June 30,
                                                                                                            1999             1998
                                                                                                         -----------    -----------
                                                                                                          (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ............................................................................................   $(1,837,505)   $(1,058,962)
Adjustments to reconcile net loss to cash (used) for operating activities:
   Depreciation and amortization ....................................................................        85,222         60,000
   Minority interest in net losses of subsidiaries ..................................................          --          (25,237)
   Stock based compensation .........................................................................       821,808        129,120
   Equity in loss of Mantra .........................................................................        31,809           --

Increase (Decrease) from changes in assets and liabilities:

   Increase in other receivables ....................................................................      (120,675)          --
   Accounts payable and accrued expenses ............................................................         2,854        (37,391)
                                                                                                         -----------    -----------
          Net cash (used) for operating activities ..................................................    (1,016,487)      (932,470)
                                                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of equipment, improvements and fixtures ..............................................      (101,243)      (121,450)
                                                                                                         -----------    -----------

          Net cash used for investing activities ....................................................      (101,243)      (121,450)
                                                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments on capital lease obligations ............................................................          --           (6,309)
   Receipt of stock subscription ....................................................................     2,300,000           --
   Proceeds from issuance of preferred stock ........................................................     1,000,000      4,989,312
   Proceeds from issuance of common shares ..........................................................       134,180         25,359
                                                                                                         -----------    -----------
Net cash (used) for financing activities ............................................................     3,434,180      5,008,362
                                                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................................     2,316,450      3,954,442

Cash, beginning of period ...........................................................................     5,788,288      2,285,750
                                                                                                         -----------    -----------

Cash, end of period .................................................................................   $ 8,104,738    $ 6,240,192
                                                                                                         ===========    ===========

Supplemental disclosure of cash flow information:

   Interest paid ....................................................................................   $      --      $      --
   Taxes paid .......................................................................................   $      --      $     1,248



      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 -          RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

                  During the course of the audit of the financial statements for the year ended March 31, 2000, there were several non-cash transactions identified which required adjustment to the financial statements. Certain of these adjustments had a significant impact on previously reported quarterly financial statements and have been restated accordingly.

                  The net impact on the consolidated net loss for the three months ended June 30, 1999 was an increase in the net loss of $549,773. The adjustments related to the net loss primarily consists of (i) stock compensation adjustments of $692,688;
                  (ii) reversal of costs related to the issuance of common stock of $(149,425); (iii) recognition of equity in losses of Mantra aggregating to $31,809; (iv) depreciation expense of $39,722 and (v) other miscellaneous adjustments of $(65,021).

                  There was an additional adjustment of $890,000 related to the beneficial conversion feature of the Series B Preferred Stock (see Note 8), which decreased the accumulated deficit and increased the additional paid-in capital balances.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - ORGANIZATION

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

NOTE 4 -          OTHER RECEIVABLES

                  During the quarter ended June 30, 1999 the Company issued 405,000 shares of its common stock to its officers, directors and employees in accordance with its private placement. Payment of these shares were made to the Company through direct payments and payroll deductions. The amount due the Company for this issuance was $120,675 at June 30, 1999.

NOTE 5 -          EQUIPMENT, IMPROVEMENTS AND FIXTURES

                  Equipment, improvements and fixtures, net at June 30, 1999 and March 31, 1999 consisted of the following :

                                                                                      June 30,               June 30,
                                                                                        1999                   1999
                                                                                  ------------------     ------------------
                  Furniture, fixtures and equipment                                      $  919,066             $  817,822

                  Less: accumulated depreciation and amortization                          (521,427)             ( 436,205)
                                                                                           --------              ---------

                                                                                         $  397,639             $  381,617
                                                                                         ==========             ==========

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -          STOCK OPTIONS

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

                  The value of the options granted was established by the difference between the exercise price and the fair market value of the options issued on the dates of grant, were accounted for as unearned compensation and amortized and expensed over the related vesting periods. During each of the three month periods ended June 30, 1999 and 1998, $821,808 of unearned compensation was amortized to expense. The remaining unamortized balance of unearned compensation at June 30, 1999 was $115,838 as reflected in the accompanying balance sheet.

NOTE 7 -          PRIVATE PLACEMENT

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

NOTE 8 -          BENEFICIAL CONVERSION FEATURE OF SERIES B PREFERRED STOCK

                  The Company's Series B Preferred Stock includes a beneficial conversion feature in that the conversion price to common stock is $1.00 per share, which is at a discount from the trading price of the Company's common stock at the date of investment. Accordingly, the Company has recorded in the accompanying statement of operations a deemed dividend for this beneficial conversion feature in the amount of $890,000 for the three months ended June 30, 1999.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 9 -          YEAR 2000 COMPUTER ISSUE

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

NOTE 10 -         SUBSEQUENT EVENTS

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

Capital Resources

At June 30,  1999,  the Company  reported  working  capital of  $8,181,410.  The
Company had $8,104,738 in cash and cash equivalents. Such amounts resulted primarily from sales of the Company's securities in its 1999 private placement offering in which the Company raised an aggregate of $6,405,000. During the three months ended June 30, 1999, the Company earned no revenues from operations.

Although the Company incurred a net loss of $1,896,135 during the quarter ended June 30, 1999, such amount includes $85,222 of depreciation expense. The net loss was further reduced by deemed dividends on the Company's Series B Preferred Stock of $890,000 resulting in a net loss attributable to common shares of $2,786,135. As a result of the above, the Company experienced a net increase in cash of approximately $2,316,450 during the quarter ended June 30, 1999.

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

                                                       U.S. Wireless Corporation
                                                                    (Registrant)


June 26, 2000                                 By:      \s\ Dr. Oliver Hilsenrath
-------------                                          -------------------------
Date                                                       Dr. Oliver Hilsenrath
                                                         Chief Executive Officer