Form 10QSB/A
period 1999-12-31
U S WIRELESS CORP
filed 2000-06-27
CIK 912083

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

                                                     CONTENTS


                                                                                                                      Page
                                                                                                                      Number

PART I -          FINANCIAL INFORMATION

         ITEM 1 - Financial Statements
                  Consolidated balance sheets as of December 31, 1999 (unaudited)
                       and March 31, 1999                                                                               3

                  Consolidated statements of operations (unaudited) for the three and nine months
                       ended December 31, 1999 and December 31, 1998                                                    4

                  Consolidated statements of cash flows (unaudited) for the nine months
                       ended December 31, 1999 and December 31, 1998                                                    5

                  Notes to financial statements                                                                       6-8

         ITEM 2 - Plan of Operation                                                                                  9-11

PART II -         OTHER INFORMATION                                                                                    12

         ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                                                    12

Signature                                                                                                              13

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1999 and March 31, 1999

                                                                                                 Dec. 31,             March 31,
                                                                                                   1999                 1999
                                                                                             ------------------     --------------
                                                                                                (Unaudited)           (Note 1)
                                                                  ASSETS                        (Restated)

CURRENT ASSETS:

Cash and cash equivalents                                                                         $  7,029,819         $5,788,288
Stock subscription receivable                                                                               --          2,300,000
Due from employees (Note 5)                                                                            243,197                 --
Due from affiliate                                                                                      89,203                 --
Investment in joint venture                                                                            110,526             58,630
Investment in affiliate                                                                                132,028                 --
Other current assets                                                                                       600              2,323
                                                                                                 -------------        -----------
         Total Current Assets                                                                        7,605,373          8,149,241
                                                                                                 -------------        -----------

EQUIPMENT, IMPROVEMENTS AND FIXTURES, net of accumulated
 depreciation and amortization (Note 3)                                                                319,244            381,617
                                                                                                 -------------        -----------
OTHER ASSETS

  Software                                                                                              36,250                 --
  Security deposits                                                                                     25,035             25,035
                                                                                                 -------------        -----------
          Total assets                                                                            $  7,985,902         $8,555,893
                                                                                                  ============         ==========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses                                                              $   232,824          $ 335,543
Obligations under capital leases, current                                                                7,044             34,486
          Total current liabilities                                                                    239,868            370,029
                                                                                                 -------------        -----------

Obligations under capital leases, noncurrent                                                             4,632              4,632
                                                                                                 -------------        -----------
          Total liabilities                                                                            244,500            374,661
                                                                                                 -------------        -----------
MINORITY INTEREST IN SUBSIDIARY
                                                                                                            --             76,434
                                                                                                 -------------        -----------
STOCKHOLDERS' EQUITY:

Series A preferred stock convertible, $.01 par value, 300,000 shares authorized; 70,000
shares issued and outstanding at December 31, 1999 and March 31, 1999                                      700                700

Series B preferred stock, $.01 par value, 60,000 and 50,000 shares authorized and issued
and outstanding at December 31, 1999 and March 31, 1999                                                    600                500

Common stock, $.01 par value, 40,000,000 shares authorized; issued and outstanding at
December 31, 1999 14,414,749 shares and March 31, 1999, 13,556,188 shares                              144,148            135,563

Additional paid-in capital                                                                          38,531,633         32,504,598
Unearned Compensation                                                                                       --           (244,958)
Common stock subscribed (Note 6)                                                                       143,334                 --
Accumulated deficit                                                                                (31,079,013)       (24,291,605)
                                                                                                 -------------        -----------
          TOTAL STOCKHOLDERS' EQUITY                                                                 7,741,402          8,104,798
                                                                                                 -------------        -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 7,985,902        $ 8,555,893
                                                                                                   ===========        ===========

See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Nine Months Ended                Three Months Ended
                                                                     --------------------------------  -----------------------------
                                                                          Dec. 31,         Dec. 31,         Dec. 31,       Dec. 31,
                                                                           1999             1998              1999           1998
                                                                      ---------------- ---------------- ----------------  ----------
                                                                        (Restated)                         (Restated)

Net sales ..........................................................   $       --      $     39,729    $       --      $     39,729
                                                                        ------------    ------------    ------------    ------------
Costs and expenses:

  Research & Development ...........................................      2,267,582       2,332,986         870,949         875,867
  Operating expenses ...............................................      1,230,489       1,006,081         545,151         375,371
  Stock based compensation .........................................      1,093,226         387,360          59,021         129,120
                                                                        ------------    ------------    ------------    ------------

Total Costs and Expenses ...........................................      4,591,297       3,726,427       1,475,121       1,380,358
                                                                        ------------    ------------    ------------    ------------

Loss before other income and minority interest in net loss
of continuing subsidiaries .........................................     (4,591,297)     (3,686,698)     (1,475,121)     (1,340,629)

Other income (expense):
  Interest income ..................................................        372,683         233,468         127,706          65,610
  Equity in loss of investment in joint venture ....................       (279,682)           --          (169,156)           --
  Equity in loss of investment in Mantra ...........................        (95,427)           --           (31,809)           --
                                                                        ------------    ------------    ------------    ------------
Loss before minority interest in net loss of

     Subsidiaries ..................................................     (4,593,723)     (3,453,230)     (1,548,380)     (1,275,019)

Minority interest in net income (loss) of subsidiaries .............           --             4,541            --           (20,315)
                                                                        ------------    ------------    ------------    ------------

Net loss ...........................................................     (4,593,723)     (3,448,689)     (1,548,380)     (1,295,334)

Deemed dividend for Series B Preferred Stock .......................     (2,670,000)           --          (890,000)           --
                                                                        ------------    ------------    ------------    ------------


Net loss attributable to common shares .............................   $ (7,263,723)   $ (3,448,689)   $ (2,438,380)   $ (1,295,334)
                                                                        ============    ============    ============    ============

Basic and diluted loss per common equivalent share:
   Loss before minority interest in net loss of subsidiaries .......   $       (.86)   $       (.40)   $       (.20)   $       (.14)
   Minority interest in net loss of subsidiaries                               --             --               --              --
                                                                        ------------    ------------    ------------    ------------

Basic and diluted net loss .........................................   $       (.86)   $       (.40)   $       (.20)   $       (.14)
                                                                        ============    ============    ============    ============

Weighted average number of common shares outstanding ...............      8,453,462       8,673,022      12,057,133       9,058,045
                                                                        ============    ============    ============    ============


     See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                                           Nine Months Ended

                                                                                                ------------------------------------
                                                                                                          Dec. 31,         Dec. 31,
                                                                                                            1999             1998
                                                                                                ------------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                              (Restated)

Net loss .............................................................................................   $(4,593,723)   $(3,448,689)
Adjustments to reconcile net loss to cash (used) for operating activities:
   Depreciation ......................................................................................       257,666        190,000
   Minority interest in net losses of subsidiaries ...................................................          --           (4,541)
   Stock based compensation ..........................................................................     1,093,226        387,360
   Equity in loss of Mantra ..........................................................................       (50,698)          --
   Equity in loss of joint venture ...................................................................       279,682       (400,000)
   Stock option forfeiture ...........................................................................       165,467           --
Increase (Decrease) from changes in assets and liabilities:

  (Increase) in inventory ............................................................................          --          (50,756)
  Decrease in other current assets ...................................................................         1,723           --
  (Increase) in due from affiliate ...................................................................      (170,533)          --
  Software ...........................................................................................       (36,250)          --
  Accounts payable and accrued expenses ..............................................................      (139,674)        90,828
  Decrease in minority interest                                                                               76,434           --
                                                                                                          -----------    -----------
          Net cash (used) for operating activities ...................................................    (3,116,680)    (3,235,798)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of equipment, improvements and fixtures ...............................................      (195,293)      (320,766)
                                                                                                          -----------    -----------
          Net cash provided by investing activities ..................................................      (195,293)      (320,766)
                                                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations .............................................................       (27,442)       (15,192)
   Receipt of stock subscription .....................................................................     2,443,334           --
   Proceeds from issuance of preferred stock .........................................................     1,000,000      1,400,000
   Net proceeds from issuance of common shares .......................................................     1,137,612      4,014,671
                                                                                                          -----------    -----------
Net cash provided by financing activities ............................................................     4,553,504      5,399,479


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................................     1,241,531      1,842,915

Cash, beginning of period ............................................................................     5,788,288      2,285,750
                                                                                                          -----------    -----------

Cash, end of period ..................................................................................   $ 7,029,819    $ 4,128,665
                                                                                                          ===========    ===========

Supplemental disclosure of cash flow information:

   Interest paid .....................................................................................   $      --      $      --
   Taxes paid ........................................................................................   $      --      $     1,248

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

NOTE 2 - RESTATEMENT OF AMOUNTS RPEVIOUSLY REPORTED

                  During the course of the audit of the financial statements for the year ended March 31, 2000, there were several non-cash transactions identified which required adjustment to the financial statements. Certain of these adjustments had a significant impact on previously reported quarterly financial statements and have been restated accordingly.

                  The net impact on the consolidated net loss for the nine months ended December 31, 1999 was an increase in the net loss of $1,168,114. The adjustments related to the net loss primarily consists of (i) stock compensation of $848,268; (ii) reversal of costs related to the issuance of common stock of $(149,425); (iii) recognition of equity in loss of the joint venture and Mantra aggregating to $316,479; (iv) forfeiture of stock options of $165,467; (v) depreciation expense of
                  $119,166   and  (vi)  other   miscellaneous   adjustments   of
                  $(131,841).

                  There was an additional adjustment of $2,670,000 related to the beneficial conversion feature of the Series B Preferred Stock (see Note 9), which decreased the accumulated deficit and increased the additional paid-in capital balances.

NOTE 3 - ORGANIZATION

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

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 -          EQUIPMENT, IMPROVEMENTS AND FIXTURES

                  Equipment, improvements and fixtures, net at December 31, 1999 and March 31, 1999 consisted of the following:

                                                                                      Dec. 31,               March 31,
                                                                                        1999                   1999
                                                                                  ------------------     ------------------

                  Furniture, fixtures and equipment                               $    1,013,115         $      817,822

                  Less: accumulated depreciation and amortization                       (693,871)              (436,205)
                                                                                  ------------------     ------------------

                                                                                  $      319,244         $      381,617
                                                                                  ==================     ==================

NOTE 5 -          STOCK OPTIONS

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

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -          DUE FROM EMPLOYEES

                  In December 1999 certain employees exercised their option to buy common stock at a price between $2 and $2.50. As of December 31, 1999, 53,700 shares were issued for $118,383. The purchase price of these shares was paid in January 1999 due to the timing of the delivery of the shares and the consummation of the sales. Additionally, the Company advanced the employee's portion of taxes on the difference between the strike price of the option and the current market price, in the amount of $124,813 due to the timing of the delivery of the shares and the consummation of the sales.

NOTE 7 -          COMMON STOCK SUBSCRIBED

                  This represents monies received from a former employee for the exercise of his options. The shares relating to this case were issued in January 2000.

NOTE 8 -          PRIVATE PLACEMENT

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

NOTE 9 -          BENEFICIAL CONVERSION FEATURE OF SERIES B PREFERRED STOCK

                  The Company's Series B Preferred Stock includes a beneficial conversion feature in that the conversion price to common stock is $1.00 per share, which is at a discount from the trading price of the Company's common stock at the date of investment. Accordingly, the Company has recorded in the accompanying statement of operations a deemed dividend for this beneficial conversion feature in the amount of $2,670,000 for the nine months ended December 31, 1999.

NOTE 10 -         YEAR 2000 UPDATE

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

Three months ended December 31, 1999 compared to the three months ended December 31, 1998:

Research and Development expenses were $870,949 for the three months ended December 31, 1999 as compared to $875,867 for the three months ended December 31, 1998 an increase of 1%. Operating expenses were $545,151 in the three months ended December 31, 1999 as compared to $375,371 in the period ended December 31, 1998, an increase of 45%. The increase in Research and Development and Operating expenses is primarily attributable to additional costs incurred for engineering, research and development related to the continued refinement, testing and deployment of the Company's RadioCamera system and the commencement of the Company's network build-out in the Baltimore, MD and Washington D.C. metro area.

Stock based compensation was $59,021 in the period ended December 31, 1999 as compared to $129,120 in the period ended December 31, 1998. The deferred compensation was written off in the quarter ended September 30, 1999.

The loss on investment represents the Company's recognition of its subsidiary (U.S. Wireless International, Inc.) share of the loss on its joint venture, WTI. The year to date loss at December 31, 1999 was large enough to eliminate the investment in its entirety.

Nine months ended December 31, 1999 compared to the nine months ended December 31, 1998:

Research and development expenses were $2,267,582 for the nine months ended December 31, 1999 as compared to $2,332,986 for the nine months ended December 31, 1998 a decrease of 3%. Operating expenses were $1,230,489 in the nine months ended December 31, 1999 as compared to $1,006,081 in the nine months ended December 31, 1998, an increase of 22%. Research and development shows a decrease of 3% resulting from a refund of R & D expenses in September from its subsidiary's investment, WTI, otherwise the R & D expense for the year would have exceeded the 1998 expense. The increase in operating expenses is primarily attributable to additional cost incurred for engineering and research and development related to the continued refinement, testing and deployment of the Company's RadioCamera system and the commencement of the Company's network build-out in the Baltimore, MD and Washington D.C. metro area.

ITEM 2 -          PLAN OF OPERATIONS (continued)

Stock based compensation was $1,093,226 in the nine months ended December 31, 1999 as compared to $387,360 in the nine months ended December 31, 1998. The amount charged off in 1999 was sufficient to write off the balance on the deferred compensation account.

The loss on investment represents the Company's recognition of its subsidiary's (U.S. Wireless International, Inc.) shares of the loss on its joint venture, WTI. The year to date loss at December 31, 1999 was large enough to eliminate the investment in its entirety.

Liquidity and Capital Resources

At December 31, 1999, the Company reported working capital of $7,306,875. The Company had $7,029,819 in cash and cash equivalents. Such amounts resulted primarily from sales of the Company's securities in its 1999 private placement offering in which the Company raised an aggregate of $6,905,000. During the nine months ended December 31, 1999, the Company earned no revenues from operations.

Although the Company incurred a net loss of $4,652,353 during the nine months ended December 31, 1999, such amount includes $257,666 of depreciation expense. The net loss was further reduced by deemed dividends on the Company's Series B Preferred Stock of $2,670,000 resulting in a net loss attributable to common shares of $7,322,353. As result of the above, the Company experienced a net increase in cash of approximately $1,241,531 during the nine months ended December 31, 1999.

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

ITEM 2 -          PLAN OF OPERATIONS (continued)

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