Form 10KSB
period 2000-03-31
U S WIRELESS CORP
filed 2000-06-29
CIK 912083

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

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

We had, on a consolidated basis, $249,178 in revenues from operations during the fiscal year ended March 31, 2000.

The aggregate market value of the voting stock (consisting of Common Stock, par value $.01 per share) held by non-affiliates on June 26, 2000 was approximately $362,601,543 based upon the closing bid price for such Common Stock on said date ($21.25), as reported on the NASDAQ National Market System. On such date, there were 21,122,906 shares of Company's Common Stock outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Our Market Opportunity

There are approximately 80 million wireless subscribers in the U.S. today and that number is projected to rise to over 185 million by 2005. Wireless carriers competing for this growing subscriber base are exploring new ways to differentiate their services and increase average revenue per unit. We believe that location-based wireless services will be a leading new revenue opportunity for wireless carriers. In addition, wireless subscribers are demanding access to, and are willing to pay their carriers for, the same data available to wired telephone users and, increasingly, to wired and wireless Internet users. The 1999 Strategis Group Report estimates a $4 billion market for wireless location services, excluding E-911 capabilities, such as roadside assistance, location-sensitive billing, E-411 and traffic and intelligent transportation systems. The report estimates that 47 million subscribers will be using these services by 2004.

We have developed a network-based proprietary technology to locate mobile telephone subscribers by recognizing the pattern of the radio waves radiating from the subscribers' handsets. Based on the results of our field trial in Billings, Montana, which we completed in August 1999, and according to the final report issued by the State of Montana on May 22, 2000, the performance of our location technology during the trial exceeded the Phase II requirements of the FCC's wireless E-911 mandate. We plan to deploy a nationwide location network based on our proprietary technology and operate it as a service bureau, enabling us to enjoy substantial operating leverage by providing wireless location information to multiple wireless carriers and other customers for multiple applications. Initially, we will focus on providing E-911 wireless location information to carriers and intelligent transportation systems applications to governmental agencies to assist them in monitoring and managing roadway congestion. Over time, we anticipate that we will be able to expand our service offerings to provide a variety of location services to wireless carriers and others. While these applications are evolving, we anticipate that our service offerings will include the following:

     Carrier Services

o E-911: Our network will provide wireless carriers with location information that satisfies the accuracy requirements of the FCC 911 mandate.

o Carrier Network Applications: Over time, we will offer wireless carriers other value-added services, such as monitoring the performance of their networks, determining under-performance or changes in their networks' coverage and location-based billing.

o E-411 and other information services: Location-based information services and applications that are related to the mobility of the end user (i.e. turn-by-turn directions, real-time traffic information and localized directory assistance). Additionally, the network could provide an opportunity for advertisers to sell to customers that are geographically proximate to their products and services.

o Fleet Management and Asset Tracking: Our technology will allow carriers to provide their customers with accurate, real-time information about the location of their fleets, freight and related equipment.

     Other Services

o Intelligent Transportation Systems: Our network will provide Federal and State governmental agencies with effective solutions to manage traffic flows and monitor roadway congestion.

o Telematics: Our network will provide motorists with time-dependent traffic and roadway information. Examples of such in-car, telematic services include route guidance, in-car traffic alerts, concierge functions, dynamic re-routing and similar services targeted at commuters.

FCC Mandate

Recent actions by the FCC are driving the market opportunity for wireless location technology. Unlike phone calls placed from wireline telephones, calls for emergency assistance from wireless phones are not traceable. In response to this public safety issue, the FCC has issued a series of orders since October 1997, requiring wireless carriers to provide the caller's telephone number and originating cell site and/or sector of a 911 call to qualified requesting personal safety answering points within six months of their request.

The wireless carriers' obligations to identify and report E-911 calls are becoming more complex. Commencing in 2001, wireless carriers must be able to pinpoint and report the location of all 911 callers within specified accuracy requirements, known as the Phase II requirements. Wireless carriers must file a report with the FCC by October 1, 2000 describing their plans for achieving E-911 compliance, including their choice of technology and implementation plan. The FCC order provides that carriers may use either handset-based or network-based technologies, or a combination of these technologies, to meet the E-911 requirement. Carriers may make these decisions on a market-by-market basis. Network-based solutions include our system, as well as triangulation systems based on angle of arrival or time difference of arrival techniques.
Handset-based solutions are predominantly those using the global positioning system.

Timing Requirements

Carriers choosing a network-based solution, like ours, must:

o provide E-911 services to 50% of subscribers within six months of the request by a local personal safety answering point but not sooner than October 1, 2001; and

o provide E-911 service to 100% of subscribers within 18 months of the request by a local personal safety answering point.

Carriers choosing a handset-based solution must:

o        begin selling and activating E-911 handsets by March 1, 2001;

o ensure that 50% of newly activated handsets are E-911 capable by October 1, 2001; and

o ensure that 95% of newly activated handsets are E-911 capable by October 1, 2002.

The schedule for carriers providing a handset-based solution is independent of requests by personal answering points for location services. However, if a local personal answering point does request E-911 service, the carrier must assure that 100% of all newly activated handsets are E-911 compliant within six months of that request. Personal safety answering points can begin making these requests as early as April 1, 2001. In addition, within two years or by December 31, 2004, whichever is later, each and every handset in operation must be E-911 capable, which would require a carrier electing a handset-based solution to either replace its subscribers' old handsets or upgrade them.

Accuracy Requirements

The FCC's accuracy requirements also differ for network-based and handset-based solutions. For network-based solutions, such as ours, the carrier must be able to identify the caller's location to an accuracy of within 100 meters for at least 67% of calls, and within 300 meters for 95% of calls. For handset-based solutions, the carrier must be able to identify the caller's location to an accuracy within 50 meters for 67% of calls, and within 150 meters for 95% of calls.

On March 31, 2000, the FCC published guidelines for testing and verifying the accuracy of E-911 wireless location systems. In these guidelines, the FCC described empirical predictions and statistical approaches for verifying compliance with the FCC's accuracy standards. The FCC also indicated that after the initial location event that there is a benefit during the initial 30 seconds after the call to obtain additional location information refine the data.

Waivers and Modifications

Various wireless carriers have submitted requests for waivers from the Phase II requirements of the FCC mandate, and other parties have subsequently filed comments with the FCC regarding waivers. The FCC is reviewing the issue of waivers and/or modifications of its mandate in an ongoing public forum.

Given the FCC's recent actions and with the growing number of wireless subscribers who attach importance to personal safety, we expect that the need for and awareness of E-911 services will continue to increase demand for E-911 services. In addition, in October 1999, the U.S. Congress passed the Wireless Communications and Public Safety Act, which designates 911 as the universal number across the nation for reporting an emergency and requesting assistance from both wireline and wireless telephones. The Act also grants wireless communications companies, wireless users and personal safety answering points the same immunity and liability protection granted in similar circumstances to wireline 911 services.

Business Strategy

Our objective is to deploy and operate a nationwide wireless location network that supports the needs of wireless carriers and other customers and provides other value-added services. Our strategy is to do the following:

Rapidly deploy our nationwide location network. We believe that we are the only company to have successfully tested an E-911 solution in an end-to-end trial within FCC mandated requirements. We intend to continue testing our solution during the remainder of the year in the Virginia/Washington D.C./Baltimore metro area. Upon successful completion of our testing, we plan to begin rolling out our network. We are not aware of any other network-based systems preparing for commercial launch this year. As a result, we believe that we will have a significant first-mover advantage in providing wireless location services.

Establish close-knit relationships with leading nationwide carriers. We intend to focus on the wireless carrier as our primary customer. A key contributor to our development has been our ability to establish relationships with leading wireless carriers in the industry. To date, we have undertaken, or are undertaking, technology trials with Verizon, Nextel Communications, AT&T Wireless, SBC Communications and Western Wireless, for each to evaluate the effectiveness of our location technology. We plan to continue to work closely with these carriers while also developing new relationships with other carriers. We believe that in the event a carrier selects our system to provide some or all of its E-911 services, we will be well positioned to market additional location-based service applications to that carrier.

Create and capitalize on the substantial operating leverage resulting from our nationwide service bureau. A key component of our strategy is our service bureau model. This model will allow our users to obtain wireless location information without making costly investments in infrastructure or replacing handsets. In addition, we will be able to spread the cost of our network over a larger customer base, permitting us to offer nationwide location services to our customers at a lower price than we could offer them to any single customer. For this reason, we are seeking to design our solution in a manner that will be compatible with all current wireless technologies and protocols. As a result, once we complete the roll-out of our network, we will be in a position to serve all U.S. carriers, including nationwide carriers, and all handsets, including handsets using roaming signals. We believe that this will be attractive to carriers because existing GPS solutions have line of sight limitations typical of satellite-based technologies and would not support handsets using roaming signals unless the handset is being used in an area that is also served by a GPS-based system. As our national footprint is built, our service bureau will enable us to:

o sell multiple services to each carrier, beginning with E-911 service, adding additional carrier network applications, such as location-based billing, and ultimately adding subscriber-driven location-sensitive applications;

o support various carrier network applications for multiple network and regional carriers;

o provide customized applications that will allow a carrier to create tailored services for its customer base; and

o offer applications such as intelligent transportation services and telematics to non-carrier customers.

Provide an innovative solution for monitoring traffic flow and congestion. We plan to develop and utilize our wireless location network to provide an accurate and cost-effective method for monitoring traffic flow. We believe that the current technologies for collecting traffic data have significant limitations, including limited coverage areas, high maintenance costs and high failure rates. Because of the growing number of cellular users and our ability to track the calls on the roadways, we believe that our location network can provide meaningful real-time traffic data. We have already entered into agreements with the States of Maryland and Virginia on a trial basis to provide traffic data, and we intend to continue to market our innovative solution to the intelligent transportation systems community. These contracts will subsidize the costs of the build-out of our wireless location network and serve as a platform for additional services.

Opportunistically pursue and develop strategic relationships. To execute our strategy, we will seek to form strategic relationships with leading telecommunications service providers, networking and data processing firms for network operating center build-outs, content and application service providers to distribute our location-based information, and tower firms for site leasing. We have recently entered into a master license agreement and services agreement with American Tower Corporation, an owner and operator of broadcast transmission towers in the United States. Under this agreement, we will license between 1,000 to 2,500 tower facilities during a three-year term and also receive network build-out services, including radio frequency design and site construction and installment management.

Services

We believe that our service bureau model will enable rapid implementation of wireless location information and mobility content services to multiple carrier and non-carrier customers. While these applications are evolving, we anticipate that our service offerings will include the following:

     Carrier Services

E-911. We have developed proprietary technology and we will initiate our network deployment upon successful completion of our field trials on a market-by-market basis, beginning with those markets where we first enter into at least one agreement with a wireless carrier to enable the carrier to meet the FCC mandate. Our network will provide a turnkey system for these carriers in order to enable them to locate wireless E-911 callers and to deliver calls and relevant caller location data to the appropriate emergency center. We will be able to customize our E-911 service for each carrier and operating environment and integrate our service with a wide range of existing wireless and wireline infrastructures, as well as data delivery mechanisms. We anticipate that our E-911 service will serve as the platform for additional value-added service offerings.

Carrier Network Applications. Our carrier network applications will also enable wireless carriers to monitor the performance of their radio frequency networks and to detect under-performance or changes in their networks' coverage. Because we monitor performance by tracking actual calls rather than by using special drive test equipment, carriers are not required to incur additional capital expenditures. Our technology could eliminate or substantially reduce the need to drive test coverage zones for wireless network maintenance, the current method of locating network service problems. Because this process normally takes carriers between six and 12 months under current methodologies, we can offer a much more cost-effective and timesaving method of monitoring performance. Additionally, our system will detect changes or holes in a carrier's network in real time. By allowing carriers to discover and repair holes in coverage quickly and efficiently, our system will increase carriers revenues by helping to eliminate dropped calls and calls that are not able to be placed, due to lack of service.

Furthermore, the location data that we provide will enable carriers to differentiate rate plans by caller location and thus customize customer billing. Carriers will be able to offer reduced rate plans for subscribers making wireless calls from predetermined zones, such as the home or office, thereby creating incentives for subscribers to increase usage of wireless services.

E-411 and other information services. As prices of basic wireless services have declined, wireless carriers are increasingly seeking to expand their value-added service offerings. Our network will allow carriers to provide location-based information that is targeted to the mobile end user. Our ability to locate and track a user will enable us to provide services such as turn-by-turn directions, real-time traffic information and localized directory assistance. We will also be able to utilize our platform to enable advertisers to use our network to target specific customer segments selectively based on a caller's current location. Our network will provide businesses with the location of callers, which may then be used to trigger the delivery of tailored advertising, such as coupons or promotional material for retailers in close proximity to the caller (i.e. a caller at a shopping mall may receive coupons of retailers in that mall.)

Fleet Management and Asset Tracking. We also plan to utilize our wireless location network to allow wireless carriers to provide fleet management services to the freight side of the ITS industry, known as the commercial vehicle operations business, which includes package delivery, taxi services and emergency, transit and maintenance fleets. Current systems in the commercial vehicle operations business utilize the global positioning system and require capital investments in equipment that is installed in the vehicles, which is expensive to implement and operate. To date, the commercial vehicle operations business has been limited primarily to the inter-city trucking market because of the cost and the inability of the global positioning system to work effectively in an urban, intra-city environment. We plan to utilize our location technology to enable carriers to offer companies seeking more efficient fleet management a method of obtaining accurate, real-time information on the location of freight and related equipment. In addition, our wireless location network will enable wireless carriers to offer asset-tracking services.

     Other Services

Intelligent Transportation Systems. As a result of the increase in traffic congestion on roadways and the inability of traditional transportation solutions to effectively monitor and manage traffic, the federal and state governments have been seeking alternative solutions for monitoring and managing traffic flow. In response, the transportation industry has developed new approaches to monitoring and managing traffic, including a technology-based set of solutions collectively called intelligent transportation systems. The market for intelligent transportation systems totals about $3 billon today, and estimates expect it to double over the next three years, with the public sector growing at 10% a year and the private sector at 50%. Traditional systems typically utilize video camera detection systems and other non-intrusive detection devices, such as microwave, infrared, ultrasonic and magnetic detectors and inductive loop detectors buried under roadways to collect traffic data. However, these systems can capture only information relating to traffic volume, and its velocity in a limited area. In addition, current detection systems are expensive to maintain and often exhibit high failure rates, especially in adverse weather. Unlike traditional detection devices, our location technology tracks wireless phones used in vehicles, and by aggregating their radio signals, we believe that our wireless location network will enable us to provide a cost-effective method of collecting accurate traffic data. Our wireless location network will collect detailed data relating to traffic volume and speed from all roadways in a coverage area and our data results are in digital format, making it easier to integrate with service and product offerings on the Internet, and in wireless and other networks.

To date, we have commenced two intelligent transportation system projects. One for each of the Maryland and Virginia Departments of Transportation to provide highway and traffic information for selected roadways of these states. These projects are initial trials in which each of the states incurs the cost of the trial, approximately $461,000 for the Maryland project and $350,000 for the Virginia project, and we provide the states with data in order for them to evaluate our system. Additionally, we have agreements with Etak/Metro Networks and Cox Interactive Media to distribute data generated from the Virginia trial in the form of services and end user product offerings. We will seek to expand these trials to larger coverage areas within the states.

To date, we have placed bids on two additional ITS projects. We joined separately with each of PB Farradyne Inc., Post, Buckley, Schun & Jernigan, and SRI to submit bids on the San Francisco Bay Area Metropolitan Transportation Commission's TravInfo Project. Our portion of the proposal is approximately $8 million over a 6-year period. In addition, we joined with Iteris to submit a bid to the San Diego Metropolitan Transportation Organization. Our portion of that proposal is $1,800,000 over 5 years in addition to profit sharing.

Telematics. Today, many automakers are building devices into automobiles to provide motorists with a new channel of communications based on the integration of the automobile, the computer and wireless communications. Examples of in-car services include route guidance, in-car traffic alerts, concierge functions, dynamic re-routing and similar services targeted at commuters. We plan to partner with key firms in the Telematics industry to provide time-dependent driver information. To date, we have been pursuing profit-sharing arrangements with such companies as Iteris and Traffic Station to jointly provide in-car services.

Competition

We face intense competition in the market for wireless location-based technologies. As a result of the FCC mandate, this market is receiving increased attention, and a number of companies are seeking to develop wireless location services and products. We believe the principal factors on which companies will compete in this market are reliability, network coverage, ease of use and price. Based on the results of our trials, we believe our service will compare favorably to available alternatives. However, the pace of innovation in the wireless communications industry is rapid, and we cannot ensure that our service will achieve or maintain competitiveness with available alternatives in the future.

     Carrier Services

Angle of Arrival and Time Difference of Arrival. These two network-based technologies rely on triangulation methods, which require multiple sites to receive signals from a caller to fix the caller's position. Angle of arrival systems measure the angle at which the signals arrive at wireless base stations, while time difference of arrival systems measure the time at which the signals arrive. Both systems then take the information and triangulate the position of the caller. To date, companies such as TruePosition, Inc., Grayson Wireless, Cell-Loc, KSI and SigmaOne have proposed angle of arrival or time difference of arrival location solutions.

However, the use of triangulation can introduce errors in the location estimation process because most wireless networks are designed to preclude multiple sites from receiving a caller's signal in order to limit co-channel interference. In addition, because these systems require line of sight to two or more base stations, angle of arrival and time difference of arrival systems have demonstrated their best performance in open areas with a number of visible base stations and have been less effective in dense urban areas. They are also at a disadvantage in sparsely populated areas where it is difficult for signals to reach two base stations.

Global Positioning System. The global positioning system also relies on a form of triangulation, but it triangulates a caller's location from four or more satellites rather than terrestrial base stations. The accuracy of the global positioning system has been further enhanced by the development of differential global positioning systems, which involve the use of fixed earth based transmitters that assist receivers in more accurately measuring their position. Companies such as SiRF, SnapTrack, (which was recently acquired by Qualcomm,) and Integrated Data Communications focus on providing the global positioning system-assisted location solutions.

The main benefits of using the global positioning system include widespread location coverage, minimal operating costs to the carrier, and potential for a high degree of accuracy. However, a critical disadvantage of the global positioning system is that it requires a clear view to four or more satellites. Although this enables the global positioning system to function well in rural and suburban areas where a clear view exists, it limits the ability to operate successfully in densely populated metropolitan areas or indoors, where tall buildings and urban canyons prevent that access. In addition, because the global positioning system is a handset-based solution, handsets will require costly modifications to become enabled with positioning capabilities, including installation of a separate antenna to receive a satellite signal and a chipset to process the signal. We do not know of any chipsets, receivers or antennae available today that can function for both placing wireless calls and obtaining location information via the global positioning system. In addition, to date, we are not aware of a commercially available global positioning system handset.

     Our  RadioCamera  System.  We  believe  that our  location  technology  has
distinct   competitive   advantages  over  both  the  network-based  and  global
positioning system assisted solutions, including the following:

o Immune to lack of line of sight. RadioCamera thrives in densely populated urban areas where line of sight to cell sites is rare and it is difficult to triangulate a caller's location.

o Performs well in rural environments. Our technology only requires a single site in order to identify the location of a call, making it also well-suited for rural environments where cells are not close to one another.

o Continuous tracking. RadioCamera provides tracking capabilities as well as initial location. Unlike other network based solutions and handset solutions that use the control channel to transmit one-time location information, our system works on a voice channel that is active throughout a call, allowing the caller's location to be traced continuously.

o Minimal infrastructure adaptation. Our system adapts to the current cellular infrastructure and, unlike the global positioning system, does not require alteration to either the base station infrastructure or subscriber handsets. In addition, compared to the time difference of arrival and angle of arrival systems, our system will require minimal data back-haul. We also believe that due to the time difference of arrival and angle of arrival systems requirement of seeing multiple sites, they will need additional site deployments in order to obtain the same coverage as provided by the RadioCamera system.

o Less stringent calibration requirements. Unlike the angle of arrival and the time difference of arrival systems that require strict timing calibration and the use of calibrated antenna arrays, our system requires only periodic drive tests to update databases of locations and their associated signal patterns.

Despite competing technologies, we expect to generate revenue from carriers that select global positioning system solutions by offering to support the carriers' roamer traffic. We will also be able to market a variety of our applications to these carriers including location services for legacy handsets and coverage for those portions of their markets, such as the dense urban areas, where the global positioning system-based solutions will perform poorly. Thus, even when the global positioning system solutions reach significant coverage, there will still be substantial revenue opportunities for us.

In the field of fleet management and asset-tracking, current technologies typically utilize expensive global positioning system devices. These devices are often too expensive for many fleet operators and we believe that our technology will enable carriers to offer their customers tracking services without requiring them to make capital investments or replace their handsets.

     Other Services

We believe that our RadioCamera system also has distinct advantages over our competitors in the intelligent transportation systems community. Our competitors typically use conventional technologies to monitor traffic, such as magnetic loop detectors buried in the road and video cameras in stationary positions and in aircraft. However, these technologies have significant limitations including high failure rates of the loop detectors in adverse weather conditions, high maintenance costs and limited coverage areas. Although we will have to overcome barriers to entry because our technology is new and not widely accepted by the intelligent transportation systems community, we believe that we will be able to win bids for state-funded projects because of our ability to provide accurate traffic data in a cost effective manner. Typically, consulting firms work as system integrators that bring together the necessary parties to submit bids to governmental agencies. We have partnering relationships with several of these consulting firms, such as Iteris, PB Farradyne, Post Buckley and SRI, and for certain projects we are competing with the same consulting firms that we partner with for other projects.

In addition, in the field of telematics, automakers are increasingly building devices into automobiles to provide motorists with a new channel of communications. General Motors, for example, stated that they will pre-wire all of their vehicles for the Onstar system commencing this year. We plan to partner with firms in order to provide in-car services to motorists. To date, we have proposed revenue-sharing arrangements with Iteris and Traffic Station.

Technology

The core of our RadioCamera system is our patented location identification technology. This technology uses pattern recognition as its fundamental means of locating a wireless caller. When a wireless subscriber initiates a call, radio waves radiate from the caller's handset to a base station. These radio waves are subject to multiple reflections and obstructions from both man-made and natural structures in the environment. As a result of this interference, a multipath transmission is created in which the phone's transmitted signal arrives at a base station with a radio frequency pattern or signature that is unique to the caller's location. Through a market calibration process, the RadioCamera system recognizes these signatures or patterns and associates them with the specific locations from which they originated. The system learns the signature patterns and logs them into a reference database, and is able to identify calls coming from the same location by their similar multipath signatures. The process uses technically sophisticated algorithms and computational methods for pattern matching, although it does not require extensive data processing equipment in providing the location information quickly. The process is illustrated in the chart below:

[GRAPHIC OMITTED]

1.  A call placed from a   2.  The signals        3.  At the base        4.  The network         5.  By matching the
    mobile phone emits         bounce off             station, the           compares the            radio frequency
    radio signals.             buildings and          RadioCamera            radio fingerprint       pattern of the
                               other obstacles,       system analyzes        to a database of        caller's signal
                               reaching their         the unique             previously              with the database
                               destination (the       characteristics        patterned               of known patterns,
                               base station)          of the signal,         locations.              the network
                               via multiple           including its                                  identifies the
                               paths.                 multipath                                      caller's geographic
                                                      pattern.                                       location.


Rather than creating complex procedures to neutralize the multipath encountered in all markets, and particularly in dense urban markets, our technology uses the natural multipath resulting from multiple reflections and obstructions to create robust signatures that our network can accurately correlate to specific locations.

Our location technology has enjoyed a number of years of field trials under a diverse range of market conditions. These tests have confirmed that the pattern matching technique:

o can be used consistently across almost all analog and digital wireless transmission standards;

o is consistent in its ability to accurately estimate caller location under varied environmental and topographical conditions;

o does not materially change over time and the calibration tables (multipath signature libraries) need only be updated once or twice per year; and

o is applicable to both stationary and moving users, in both indoor and outdoor environments.

In  each  of  these  tests,   our  solution  has  exceeded  the  FCC's  accuracy
requirements, as shown in the following chart:

-------------------- ------------- --------------------- ------------ ------------ ---------------- -------------------- -----------
                                                          Annapolis
                                         Billings,        Junction,   Baltimore,
Location             Oakland, CA            MT               MD           MD         Washington, DC   Washington, DC     Seattle, WA
-------------------- ------------- --------------------- ------------ ------------ ---------------- -------------------- -----------
Dates of Trial       1997 -        1997 - 1999           1998 -       1998 -       2000 - present   2000 - present       2000 -
                     present                             present      present                                               present
-------------------- ------------- --------------------- ------------ ------------ ---------------- -------------------- -----------
Terrain              Dense Urban   Rural & Light Urban   Suburban     Dense Urban  Mixed urban &       Highway              Urban
                                                                                   suburban
-------------------- ------------- --------------------- ------------ ------------ ---------------- -------------------- -----------
Base Units in Trial       9                  5                3            8               10                   6           6
-------------------- ------------- --------------------- ------------ ------------ ---------------- -------------------- -----------
Carrier Technology   AMPS, CDMA,   AMPS                  AMPS         AMPS, CDMA   iDEN             AMPS & IS-136        IS-136
                     iDen
-------------------- ------------- --------------------- ------------ ------------ ---------------- -------------------- -----------
67% Accuracy(1)(2)   69 meters     84 meters             78 meters    81 meters    In progress      In progress          In progress
-------------------- ------------- --------------------- ------------ ------------ ---------------- -------------------- -----------
PSAP Integration     N/A           Completed August 1999 N/A          To be        N/A               N/A                  N/A
                                                                       completed
                                                                      at end of
                                                                            2000
-------------------- ------------- --------------------- ------------ ------------ ---------------- -------------------- -----------
Participants         GTE           US WEST, XYPOINT,     Verizon      Verizon      Nextel            SBC Communications   AT&T
                     Wireless,     Nortel Networks,                                Communications                         Wireless
                     Nextel        Western Wireless,
                                   Williams
                                   Communications,
                                   Billings 911 Center
                                   and the Montana 911
                                   Program
-------------------- ------------- --------------------- ------------ ------------ ---------------- -------------------- -----------

---------------

     (1) The FCC requires accuracy within 100 meters on 67% of calls and 300 meters on 95% of calls.

     (2)  The  accuracy  of  these   measurements   were  monitored  by  various
participants.


The Billings, Montana deployment, which we completed in August 1999, was an end-to-end simulated E-911 trial designed to continuously update the caller's location. The trial demonstrated our system's ability to continuously locate multiple wireless calls originating within the greater Billings, Montana area. The system identified each caller's phone number, location coordinates and nearest street address. The information was then sent to the personal safety answering point, where it was displayed on an electronic map on an operator's workstation. The RadioCamera base unit continuously updated the location information, allowing the personal safety answering point to monitor the caller's location throughout the call. According to the final report issued by the State of Montana on May 22, 2000, the performance of our location technology exceeded the Phase II requirements of the FCC's E-911 mandate.

We are continuing to test and refine our system in order to improve accuracy, reliability and overall performance. Our trial in the Washington, D.C./Maryland/Virginia metropolitan area includes the build-out of a network operating center, which will eventually service markets nationwide and provide the platform for launching additional services such as intelligent transportation systems, carrier network and location-based applications in addition to E-911 services.

Network Architecture/Network Deployment

We are planning the construction of a state-of-the-art network that initially will serve 100 markets. Once complete, the network will consist of approximately 11,000 RadioCamera base units, each connected to the network with a 128 Kbytes/second frame relay link, sixty T-3 links, and two fully redundant network operating centers. The diagram below illustrates the basic network architecture:

                                [OBJECT OMITTED]



Each RadioCamera base unit is connected by a 128K link to a point of presence in a given market or region. The average distance between each RadioCamera base unit and the point of presence is approximately three to five miles. We estimate that we will have sixty points of presence across the country to serve all 100 markets, with certain points of presence serving more than one market. From the point of presence, the data will be transmitted to the network operating center by a T-3 link. Each point of presence simultaneously transmits fully redundant data to a second network operating center. Based on geography, a given network operating center will be the primary network operating center for a given point of presence and the other, by default, becomes the redundant network operating center.

While the RadioCamera base units collect the multipath radio signature, the network operating center performs the complex computations that convert this signature to a latitude and longitude position. Physically, the network operating center will consist of a collection of Windows NT and UNIX workstations. Each market will have a dedicated workstation, which will facilitate the scaling of the network operating center as the network is built out. We are exploring alternatives for contracting with network operating center providers for all or part of the network.

Upon the successful completion of our tests in Washington, D.C./Baltimore, we will begin rolling out our network and we plan to offer service in 100 markets by year-end 2003. We plan to address the urban markets first.

Research and development

We presently maintain a staff of over 47 scientists, engineers and data processing professionals who have been drawn from leading laboratories and universities worldwide. To date, the majority of our expenditures have been focused on developing prototypes, validating concepts and conducting alpha and beta trials with leading carriers. We have conducted numerous trials by jointly working with many of the major wireless carriers.

In the future, we intend to concentrate our internal research and development activities in further improving the accuracy and reliability of the location system. Specifically, we plan to:

o complete the development of a GSM version of the RadioCamera system for the European and other foreign markets;

o improve our ability to apply confidence factors and intervals for our location estimates;

o develop hybrid network-GPS solutions to offer a more comprehensive solution set for carriers;

o integrate our location determination capabilities with the major telecommunication equipment and switch vendors; and

o        create customized location sensitive commercial applications.

We will be leveraging on the core competency of our strategic relationship partners for providing the networking and data processing tools that we will need to create a turnkey solution. As such, our research and development will be focused on optimizing the cost, accuracy and reliability of our location determination capabilities.

Patents, proprietary rights and licenses

We believe our most significant asset is our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret protection laws and non-disclosure agreements to establish and protect our proprietary rights. We have been issued 3 patents and have received 4 additional Notices of Allowance and we have an additional 11 patent applications pending. We cannot assure you that patents will issue from any pending applications or, if patents do issue, that claims allowed will be sufficiently broad to protect our technology. We have filed one international patent application under the Patent Cooperation Treaty, or "PCT", with the World Intellectual Property Organization, which patent covers the principles included in our issued and allowed patents. We also own one U.S. trademark registration for the RadioCamera. Any of our current or future patents or trademarks may be challenged, invalidated, circumvented or rendered unenforceable, and the rights granted under the patents and trademarks may not provide sufficient proprietary protection or commercial advantage to us. Moreover, our patents may not preclude competitors from developing equivalent or superior products and technology.

We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Others may independently develop equivalent proprietary information or otherwise gain access to or disclose our information. It is our policy to require our employees, some contractors, consultants, directors and parties to collaborative agreements to execute confidentiality agreements upon the commencement of such relationships with us. However, we cannot assure you that these agreements will provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information or that our trade secrets will not otherwise become known or be independently discovered by our competitors.

Our commercial success may also depend in part on our not infringing the proprietary rights of others and not breaching technology licenses that cover technology we use in our products. Third-party patents may require us to develop alternative technology or to alter our products or processes, obtain licenses or cease some of our activities. If any such licenses are required, we may be unable to obtain such licenses on commercially favorable terms, if at all. Our inability to obtain licenses to any technology that we may require to effectively deploy or market our products and services could have a material adverse effect on our business. We may have to resort to potentially costly litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights.

Employees

As of June 15, 2000, we had 65 full time employees, four of whom are executive officers. Of the remaining employees, 23 comprise the engineering staff, 24 are field operations personnel, five are in business development, six are in marketing and communications, five are corporate administrators, and three are in support functions. We have not experienced any work stoppage and consider our relations with our employees to be good.

Risk Factors

Investing in our common stock involves risks. You should carefully consider the risks and uncertainties described below before making an investment decision.

We have not begun commercial operations and the overall demand for our location-based services is uncertain, which may make it difficult for you to evaluate our business prospects.

Our activities to date have consisted primarily of the research, development and testing of our wireless location technology and the financing of our operations, and we have not commenced any commercial operations. As a result, we have no meaningful historical financial information for you to evaluate. You should consider the likelihood of our success in light of the problems, expenses and delays frequently encountered by developing businesses. In addition, we are offering new services in a new and rapidly evolving industry. We cannot assure you that a market will develop for our services or that we will be successful in launching or managing our commercial operations. We will continuously review our business plan in light of various factors, including perceived opportunities, actual experiences in the marketplace, availability of financial and other resources, and overall economic and/or competitive considerations, and we may from time to time change, refine or redirect our business plan based on these reviews.

If we are unable to establish relationships with wireless carriers to provide them with our location-based services, our business may not succeed.

Our business strategy contemplates our entering into an agreement with at least one wireless carrier in each of our targeted markets to provide our location-based services. We have undertaken, or are in the process of undertaking, joint technology trials with several wireless carriers, in order for them to evaluate the effectiveness of our location system. To date, we have not entered into any commercial agreements with any wireless carriers. We cannot assure you that we will be able to enter into commercial agreements with any wireless carriers before we begin deploying our wireless location network or at all. Our position as a service bureau may limit our ability to enter into relationships with carriers who may be more interested in obtaining and directly using our technology. In addition, even if carriers are interested in participating in our service bureau, they may require substantial control over the use of our location technology. Our failure to develop and establish contracts with wireless carriers would severely impair our ability to implement our business plan. In addition, if we are unable to establish these contracts, we may not be able to obtain the additional financing needed to deploy our wireless location network.

We have a history and future expectations of losses and negative cash flow, and therefore we will require substantial additional financing in order to build and operate our wireless location network.

We have incurred net losses since our inception. We anticipate that our net losses will increase significantly during the ongoing build-out of our wireless location network and our preparation for the commercial launch of our network. We have not begun commercial operations in any market and, therefore, have limited revenues to fund expenditures.

Even after we commence commercial operations, we will require significant additional funds to cover our cash requirements before we generate sufficient cash flow from operations to cover our expenses. The funds we actually require to complete the deployment and commercialization of our wireless location network and to fund operating losses may vary materially from our estimates if we incur unanticipated costs or alter our plans in order to respond to changes in competitive or other market conditions. For example, we may incur additional building and site leasing costs, require substantially more management and other personnel, or increase our marketing and promotional expenditures in order to accelerate our growth. We would likely incur many of those expenses in advance of any payments received from wireless carriers or other revenues. Further, we may decide to use a portion of our cash resources to license, acquire or invest in new products, technologies or businesses that we consider complementary to our business.

We plan to raise future funds by selling debt or equity securities, or both, and by obtaining loans or other credit lines from banking or other financial institutions and through vendor financing. Any sale of equity or equity-convertible securities could be dilutive to existing holders of our common stock. We anticipate that a significant portion of this financing will consist of debt financing, which could require us to operate in a highly leveraged environment. We may not be able to raise any funds or obtain loans on favorable terms or at all. Our ability to obtain the financing we require depends on many factors, including: future market conditions; our success or lack of success in developing, implementing and marketing our services; our future creditworthiness; and restrictions contained in agreements with our investors or lenders. Our failure to obtain additional financing could result in the delay or abandonment of some or all of our development or expansion plans, which could have a material adverse affect on our business and prospects.

We face risks that are unique to the intelligent transportation systems industry.

The risks of operating in the intelligent transportation systems industry include the following:

o We will have to overcome barriers to entry. Historically, governmental agencies have relied on fixed point source detection sources, such as pressure stamps or video surveillance cameras, for analysis of roadway conditions. Because our location technology is new and not widely accepted by the intelligent transportation systems community, we must convince the governmental agencies that our wireless location network provides a more accurate and cost-effective method for monitoring traffic flow than historical methods. In addition, government agencies typically purchase and control their monitoring equipment. In our case we are offering to provide the government with the data instead of the equipment. The internal policies of these agencies may make it difficult to persuade them to do business with us. Our failure to convince our target governmental agencies that our wireless location network offers them better information at a lower cost that their historical detection systems could adversely affect our business and prospects.

o Most of our contracts will be fixed price contracts, which may cause our profit margins to fluctuate significantly. We anticipate that most of our contracts with governmental agencies will be fixed price contracts. Because of the nature of fixed price contracts, we may be unable to recover unanticipated costs incurred in excess of our budgeted costs. As a result, our inability to accurately estimate our projected costs could adversely affect our profit margins.

o There may be substantial delays in completing a government-funded project. We may experience substantial delays in obtaining, negotiating and performing government contracts because, typically, these contracts involve competitive bidding, qualification requirements, performance bond requirements, delays in funding, budgetary constraints, extensive specification development, and compliance with strict government agency regulations. Any delays in the completion of our projects could adversely affect our business and prospects.

Our success depends on our ability to develop or have third parties develop content for our customers.

We expect to develop, or have developed for us, specific applications and product offerings for our customers. In addition, we anticipate that many products will require that we coordinate with and obtain consents from the carriers in order to distribute the mobility content to the end user. We cannot assure you that third parties will work with us to develop applications to provide or distribute location information and mobility content. Even if these third parties agree to work with us, we cannot be certain that they will be able to develop the applications that we or end users desire, that we will be able to integrate their existing systems with our network or that we will be successful in negotiating favorable terms. We may have to devote our resources to developing our own software applications in order to distribute content to our customers. Our inability to work effectively with third party application developers and content providers could adversely affect our business and prospects.

Demand for our services may be limited if personal safety answering points do not request E-911 service.

Under the Federal Communications Commission (FCC) mandate, wireless carriers do not have to implement network-based location solutions unless a personal safety answering point requests E-911 service. To date, approximately 10% of personal safety answering points have requested Phase I E-911 service pursuant to which the personal answering safety point would be informed of the originating cell site and telephone number of a wireless caller. We cannot assure you that personal safety answering points will make Phase II E-911 service requests in the future or that any such request will require the accuracy specified by the FCC mandate. In fact, their ability to do so may be influenced by the significant costs they will have to incur to upgrade their systems and the availability of government and carrier funding to mitigate those costs. If personal safety answering points do not request E-911 service or delay their request for E-911 service, then our business and prospects may be materially and adversely affected. Consequently, we may be in a position when we build our wireless location network of needing to satisfy carriers of our commitment to provide wireless location information before personal safety answering points request Phase II E-911 service. As a result, there could be a significant delay between the time we make the expenditures necessary to build our wireless location network in a given market and the time we begin to earn revenues in that market.

We are subject to evolving government regulation that could cause us to change our business plans.

Presently there is a limited market for location-based technologies within the wireless industry. With the mandate of the FCC requiring carriers to locate cellular subscribers dialing E-911, the market for location-based technologies for wireless systems may expand. However, the FCC may revise or amend this mandate, which could delay or eliminate the necessity for implementation of Phase II E-911 service or render our wireless location technology incapable of satisfying the requirements. In addition, if the FCC modifies its accuracy requirements, we cannot assure you that we will be able to comply with the amended requirements.

If we are unable to deploy our wireless location network rapidly, our ability to compete could be limited.

Our business strategy contemplates the rapid and cost-effective deployment of our wireless location network at a pace that is satisfactory to the wireless carriers and meets the FCC mandate. The successful completion of our wireless location network will depend, among other things, upon our ability to accomplish the following, in a timely manner, at reasonable costs and on satisfactory terms and conditions:

o assure our technology can support the traffic we expect to be carried on a nationwide wireless location network;

o obtain the services of independent contractors to install and provide engineering support for the design and building of our wireless location network and our network operating centers;

o        manage the construction of our wireless location network;

o obtain the use of facilities and other infrastructure, such as towers, for the build-out of our wireless location network and communication systems for the delivery of data; and

o integrate our wireless location network with the networks of wireless carriers and other third parties.

Each stage of the network build-out can take from several weeks to several months and can be affected by factors beyond our control. We may be unable to build and operate our wireless location network in any particular market in accordance with our current plans and schedules. A significant delay in completing, or our inability to complete, our wireless location network may result in the termination of relationships with wireless carriers, which could have a material adverse effect on our business and prospects.

We will depend on third parties to deploy our nationwide wireless location network, which may affect our ability to meet our deployment schedule.

We will depend on third parties to carry out our network deployment. If any of these parties have difficulty performing, or is unable to perform, its obligations in accordance with our schedule and estimated costs, we could face delays in the deployment of our wireless location network and incur unanticipated expenses.

Equipment suppliers. The rapid deployment of our wireless location network will substantially increase the quantity of RadioCamera equipment and other network and radio equipment that we will need in a relatively short time period. To date, we have required only limited quantities of this equipment, purchased over longer periods of time. Additionally, certain component parts, such as those that are custom designed, require advanced purchasing to ensure availability when needed. Our failure to order these components in a timely manner may cause delays in product availability. We cannot assure you that we will continue to be able to obtain adequate quantities of the components used in our RadioCamera equipment and other network hardware, or that we will obtain these components when we expect. Even though we have entered into equipment purchase agreements with manufacturers and suppliers, those companies may fail to deliver sufficient quantities of their products to us in accordance with our schedule.

Engineers and technicians. Our limited staff of scientists, engineers and technicians is not adequate to design, install, construct and provide engineering support for our wireless location network outside of the limited testing area that we have constructed to date. In building our wireless location network, we intend to rely on independent contractors to develop and implement network design tools for use in designing our location network and to provide radio frequency design, radio frequency engineering, site identification, site acquisition and development, site zoning and permitting, site construction and installment management, and component purchasing services for us. We cannot assure you that we will be able to engage the services we need within the time required or that any such third party contractors will meet their commitments to us.

Tower companies and other site leasing firms. In building out our network in our first 100 markets, we estimate that we will require space in approximately 11,000 towers or rooftop facilities. Our success depends on our ability to obtain use of towers and rooftop facilities and other necessary sites for the build-out of our network. Given the number of facilities required for our network, we cannot assure you that there will be a sufficient number of towers to support the build-out of our wireless location network or that we will be able to obtain access to specific parts of towers that we will need in order to effectively cover all frequency bands utilized by wireless carriers. In addition, we could face delays in obtaining access to towers if tower companies need local governmental zoning and other approvals in order to maintain their towers. We cannot assure you that we will be able to timely negotiate leases with the tower companies or that the tower companies will provide us with leasing arrangements on favorable terms, if at all.

Data Transport. We will have to enter into agreements with communications, networking and data processing firms in order to obtain access to high-speed data transmission facilities in order to transmit the information received from the RadioCamera base units to our regional data centers and network operating centers. We anticipate requiring additional expertise in integrating each of the data links to the network.

Our success depends on the performance and reliability of our wireless location network.

Even if we build our wireless location network in a timely and cost effective manner, our success will also depend on the operational performance and reliability of our network. Our business model depends on our ability to create a system which is capable of supporting multiple carriers that use a variety of wireless technologies and multiple applications. We may be unable to accomplish these goals. In addition, other companies and carriers may also seek to build their own similar networks or purchase systems from our competitors to own and operate their own location networks.

We may experience performance and reliability problems with our network infrastructure during our initial stages of commercial operation. In addition, the performance of our network could be adversely affected by conditions outside our control such as extreme weather conditions, physical damage, tampering or other breaches of security. We will also face challenges in providing effective customer service. Our wireless location network may not fulfill the expectations of the users of our network. Any inability to satisfactorily address and resolve performance issues that affect customer acceptance of location network services could delay or adversely affect the successful commercialization of our location network and our business and financial prospects.

We may be unable to effectively manage our planned rapid growth, which could harm our business.

Our planned expansion will place significant strains on our personnel, financial and other resources, and our financial reporting and information technology systems. Our ability to manage our growth will be particularly dependent on achieving the following objectives:

o expanding, training and managing our employee base, including attracting and retaining highly skilled personnel;

o managing sales, advertising, customer support, billing and collection functions of our business;

o developing internally or outsourcing the design and implementation of operational and financial systems such as billing and information management; and

o controlling our expenses related to the development of our network and expanding commercial services.

We may be unable to achieve any of these objectives, and as a result, our business and prospects could be materially and adversely affected.

We may be unable to protect our intellectual property rights, which could adversely affect our business and financial prospects.

We believe that our intellectual property is our most significant asset. We have filed 18 patent applications with the U.S. Patent and Trademark Office, have 3 issued patents and have received notices of allowance for 4 additional patent applications. Our 11 pending patent applications may not be granted and our patents may not be sufficiently broad to protect our technology. Further, any of our patents or trademarks may be challenged, invalidated, circumvented or rendered unenforceable, and those patents or trademarks may not provide us with significant benefits. Moreover, our patents may not preclude competitors from developing equivalent or superior products and technology.

In addition, although we require all of our executive officers and senior management to enter into non-disclosure and non-competition agreements, many states, including California where we are based, do not acknowledge some provisions commonly contained in non-disclosure agreements and some types of restrictive non-competition covenants. It is therefore possible that a court will find that the non-competition clauses in our employment agreements are not enforceable.

We may be unable to use certain intellectual property developed by other parties, which could adversely affect our business and financial prospects.

Our commercial success may also depend on our not infringing the proprietary rights of others or not breaching technology licenses that cover technology we use in our products. Third-party patents may require us to develop alternative technology or to alter our products or processes, obtain licenses or cease some of our activities. If we are unable to obtain, on favorable terms or at all, licenses to any technology that we may require to effectively deploy or market our products and service, our business could be harmed. In addition, there is a growing trend within our industry for companies to obtain patents on business methods or procedures. This type of patent is a relatively new development and the scope and enforceability of these types of patents remain open to questions. The U.S. Patent and Trademark Office has initiated new procedures to handle the heavy influx of applications relating to business method "inventions," and further developments are likely before stability is achieved in this area of patent and technology law. This creates additional uncertainty for us in conducting business in this changing legal environment.

If we are unable to continue using the intellectual property that we license from Qualcomm, our business may not develop as planned.

We entered into a research and development license agreement with Qualcomm Incorporated in July 1998. Under that agreement, Qualcomm has granted us a license to purchase certain infrastructure products and use certain software and related documentation solely for the purpose of developing a wireless location system that is compatible with Qualcomm's proprietary Code Division Multiple Access technology. The agreement provides that we have the right to obtain a commercial license from Qualcomm upon terms to be negotiated. Qualcomm recently acquired SnapTrack, Inc., a company developing a handset-based competing wireless location position technology, which may affect our ability to obtain such a license for the commercial use of our Code Division Multiple Access-based RadioCamera on commercially reasonable terms or at all. The inability to obtain a commercial license from Qualcomm could impair the development and marketing of our wireless location system to Code Division Multiple Access-based carriers, such as Verizon.

Changes in technology could adversely affect us.

The wireless communications and information services industries are subject to rapidly changing technology, new product innovations and evolving industry standards. We may be unable to keep pace with the technological developments in the telecommunications industry or to implement or change our services or product offerings to meet new demands within our industry. If we do not develop and introduce innovative products and services in a timely manner, our business and prospects may be adversely affected.

Our competitors may have more resources or other advantages that may make it difficult for us to compete effectively.

The emerging market for location-based technologies is highly competitive. Under the FCC mandate, carriers may use either handset-based or network-based technologies, or a combination of these technologies may be used to meet the E-911 requirement. Network-based solutions include our RadioCamera system, as well as triangulation systems. Handset-based solutions are predominantly those using the global positioning system. Some telecommunications infrastructure manufacturers, such as Qualcomm, are developing alternative location technologies. In addition, Qualcomm recently acquired our competitor, SnapTrack, in order to better position itself in the emerging location technologies market. In the event telecommunications service providers seek to use solutions provided by their infrastructure providers, even if our technology is superior, our operations may be adversely affected. In addition, carriers currently have until October 1, 2000 to select their Phase II E-911 service and even longer periods to implement this service. No such selection has been made to date.

Our other competitors include detection device manufacturers, engineering firms and consulting agencies that provide advanced management and traveler information systems in the intelligent transportation systems industry, third party applications and content providers in the E-411 and telematics markets, and global positioning system-based companies for fleet management and asset-tracking. Many of our current or possible competitors have greater financial, technical and marketing resources, longer operating histories and greater name recognition than we possess. If we are unable to compete effectively with other companies, our business and prospects would be impaired.

Concerns that mobile communications may invade the individual's right to privacy may discourage the use of our products and services.

A general concern regarding location technologies is that information about an individual's location may be exploited for commercial purposes without the consent of the individual. Although the RadioCamera system identifies the position of radio signatures, or energy flow, it does not have access to a caller's identity, or any personal content regarding the caller. The identification information resides at the carrier's switch, and is only accessible with the carrier's consent. The actual or perceived risk of privacy violations in the marketplace could adversely affect us through:

o a reduction in wireless carriers adopting a location capability due to their fear of a reduction in subscribers;

o        a lack of subscriber interest in location-based services;

o apprehension by applications and content providers to offer or develop services and/or applications; or

o        reduced financing available to the mobile communications industry.

We depend on a limited number of key personnel and the failure to attract and retain qualified employees could affect our ability to conduct business.

We depend upon the personal efforts and abilities of our executive officers and senior management. The ability to retain these executives and to attract and retain other qualified executives, sales personnel and technicians is critical to our ongoing success. Our planned expansion will require us to expand our management, sales, technical and administrative staff. Competition for employees in our industry is intense, and we may be unable to attract and retain the employees we need to execute our business plan. If we lose the services of some of our key personnel, including Dr. Oliver Hilsenrath, our business could suffer.

ITEM 2.  DESCRIPTION OF PROPERTY

We entered into a building lease agreement with Annabel Investment Company, a California partnership, for the lease of its executive offices at 2303 Camino Ramon, Suite 200, San Ramon, California 94583, commencing December 1997. In March 2000, we signed an addendum to the lease that extends the lease through December 31, 2003 and provides for an additional 1,685 square feet of rentable office space, bringing the total to approximately 12,700 square feet, at a cost of approximately $300,000 per year.

We recently entered into a sublease agreement with Landmark Systems Corporation, for a corporate office in Reston, Virginia. The sublease is for approximately 7,764 square feet, with a term of two years through March 2002, with an option to extend the term for a third year. The cost of the sublease is approximately $235,000 per year. We also lease approximately 1,120 square feet of office space in Jessup, Maryland, as a field operations facility, at a total cost of approximately $14,000 per annum. The lease commenced in September 1998 for a period of one year, and was extended in September 1999 for an additional term of one year.

We currently lease an aggregate of 22 rooftop antenna sites, of which 16 are located in the Washington DC/Maryland/Virginia metro area, two are located in Oakland, California and four are located in Seattle, Washington, with lease terms of one to three years with extension periods. In addition, we have the right to license space on 1,000 towers and sites owned by American Tower Corporation (which number can be increased if certain milestones are satisfied by both parties) at preferential pricing. See "Business-Strategic Relationships" for more information regarding the American Tower licensing agreement.

ITEM 3.  LEGAL PROCEEDINGS

On November 5, 1999, Mr. Abraham Bar, whom we dismissed as Vice President in August 1999, filed a claim with the American Arbitration Association against us for breach of his employment agreement and breach of the covenant of good faith and fair dealing. Mr. Bar is seeking damages in excess of $500,000 in lost wages, vesting of stock and stock options, and the costs of pursuing arbitration. We intend to vigorously defend the claim and filed a counterclaim against Mr. Bar for breach of his employment agreement, breach of the covenant of good faith and fair dealing, and breach of his fiduciary duty. The action is currently in its discovery phase.

On November 5, 1999, Dr. Mati Wax, whom we dismissed as Chief Technology Officer in June 1999, filed a claim with the American Arbitration Association against us for breach of his employment agreement and breach of the covenant of good faith and fair dealing. Dr. Wax is seeking damages in excess of $500,000 in lost wages, vesting of stock and stock options, and the costs of pursuing arbitration. We intend to vigorously defend the claim and filed a counterclaim against Dr. Wax for breach of his employment agreement, breach of the covenant of good faith and fair dealing, and breach of his fiduciary duty. The action is currently in its discovery phase.

In May 2000, we commenced an action in California Superior Court against two individuals and several related entities who agreed in 1996 and 1997 to provide financial and investment consulting services to U.S. Wireless. As consideration for the anticipated consulting services, we entered into restricted stock agreements and stock option agreements. We allege a number of claims including, but not limited to, breach of contract arising out of the nonperformance of the contracts, and seek to rescind the option agreements and to cancel our obligations under the restricted stock agreements. At issue are the originally issued 918,000 shares of restricted common stock and 1.2 million common stock options. We plan to litigate this action aggressively to conclusion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

March 2, 2000 Annual Meeting

On March 2, 2000, we held an annual meeting of our stockholders, in which the stockholders elected four (4) persons nominated by the Board of Directors to serve as Directors until the next annual meeting of stockholders and until their respective successors shall have been elected and shall have qualified. The voting tabulations regarding the election of Directors were as follows (there were no abstentions and no broker non-votes):

                                                     Votes Cast               Withhold
                  Nominees                              For            Authority to Vote

                  Dr. Oliver Hilsenrath              7,250,379                  6,587
                  Barry West                         7,250,379                  6,587
                  Dennis Francis                     7,250,379                  6,587
                  Louis Golm                         7,250,379                  6,587

Mr. Irwin Gross continued as a director, elected by the holders of the shares of the Series B Preferred Stock. See "Management" for more information regarding the voting rights of the Series B Preferred Stockholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our  common  stock is quoted on the  Nasdaq  National  Market  under the  symbol
"USWC." Prior to its listing on the Nasdaq National Market on April 23, 2000, our common stock was quoted on the SmallCap Market. The following table sets forth:

o the high and low closing prices per share of our common stock as reported by the market makers for our common stock on the Nasdaq SmallCap Stock Market during the period from January 1, 1998 through April 23, 2000; and

o the intraday high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the period April 24, 2000 through June 26, 2000.

             --------------------------------------- ------------------------- -----------------------------
                                                     High                       Low
             --------------------------------------- ------------------------- -----------------------------
             Calendar Year 1998
             --------------------------------------- ------------------------- -----------------------------
             First Quarter                           $3.9                      $2.5
             --------------------------------------- ------------------------- -----------------------------
             Second Quarter                          3.6                       2.3
             --------------------------------------- ------------------------- -----------------------------
             Third Quarter                           3.0                       1.5
             --------------------------------------- ------------------------- -----------------------------
             Fourth Quarter                          3.0                       1.4
             --------------------------------------- ------------------------- -----------------------------

             --------------------------------------- ------------------------- -----------------------------
             Calendar Year 1999
             --------------------------------------- ------------------------- -----------------------------
             First Quarter                           $2.1                      $1.1
             --------------------------------------- ------------------------- -----------------------------
             Second Quarter                          4.8                       1.6
             --------------------------------------- ------------------------- -----------------------------
             Third Quarter                           4.4                       3.1
             --------------------------------------- ------------------------- -----------------------------
             Fourth Quarter                          23.1                      3.9
             --------------------------------------- ------------------------- -----------------------------

             --------------------------------------- ------------------------- -----------------------------
             Calendar Year 2000
             --------------------------------------- ------------------------- -----------------------------
             First Quarter                           $52.50                    $14.75
             --------------------------------------- ------------------------- -----------------------------
             Second Quarter through June             $29.50                    $12.00
              26, 2000
             --------------------------------------- ------------------------- -----------------------------

Closing prices reflect prices between dealers, do not include resale mark-ups, markdowns, or other fees or commissions, and do not necessarily represent actual transactions.

As of March 31, 2000, there were 130 holders of record of our common stock, though we believe that there are over 5,700 stockholders which hold their shares in street name. As of March 31, 2000, there were 17,100,658 shares of our common stock outstanding, including unvested shares totaling 1,523,941. On June 26, 2000, the last reported sales price of our common stock on the Nasdaq National Market was $21.25 per share.

DIVIDENDS

We have not declared any cash dividends on our common stock over the past two years. From February through April 2000, we paid $95,355 in accumulated dividends, upon conversion of the shares of Series A Preferred Stock. In accordance with the rights and preferences of our Series C Preferred Stock, the holders have the right to a 6.5% annual dividend paid semi-annually each January 1 and June 1. The dividend is payable in cash or in kind for a period of four years at our option, and thereafter until converted, payable in cash. We are precluded from issuing a dividend on any junior securities in the event the dividend on the Series C preferred stock is not paid. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Our board of directors will determine whether to pay, and the amount of, any dividends on our common stock. That determination will depend on a number of factors, including our earnings, capital requirements and overall financial condition. The terms of the Series C preferred stock and future preferred stock issued by us or any agreements governing our indebtedness may restrict our ability to declare and pay cash dividends on our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

General

U.S. Wireless Corporation is headquartered in San Ramon, California. U.S. Wireless Corporation was incorporated in the State of Delaware in February 1993. We develop network-based location systems (known as the RadioCamera system) designed to enable wireless carriers and others to provide their customers with value-added, location-based services and applications, including: enhanced 911, live-navigation assistance, enhanced 411, and asset and vehicle tracking.

Statements contained herein that are not historical facts may be considered forward looking information with respect to plans, projections or future performance as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risk and uncertainties, which could cause actual results to differ materially from those projected.

Results of Operations:

Year Ended March 31, 2000 as Compared to the Year Ended March 31, 1999

During the years ended March 31, 2000 and 1999, we recorded revenues of $249,178 and $40,000, respectively. During fiscal 2000, we were awarded two ITS projects, one from the Maryland Department of Transportation and the other from the Virginia and U.S. Departments of Transportation, under which we are to provide transportation data on selected roadways to those states on a trial basis. Total contract values for the Maryland and Virginia contracts are $461,000 and $350,000, respectively. During the year ended March 31, 2000 we recognized $249,178 in revenue on the Maryland contract. Costs incurred to date on this contract total $265,445. No revenues or costs to date have been recognized on the Virginia contract. Fiscal 1999 revenue were limited to a sale generated by our then consolidated subsidiary, Mantra Technologies, Inc., as our core wireless activities did not report any operating revenues during that period. Prior to fiscal 2000, and continuing into fiscal 2000, our focus was primarily research and development, with respect to the development and testing of the RadioCamera system. We are in the process of expanding our trial in the Maryland/Washington DC/Virginia metro area into an operational readiness trial ("ORT"). In addition, we are adding to the ORT, a trial system presently being built in Seattle, Washington. We plan to continue to expand the ORT and focus on developing relationships with the cellular carriers prior to the October 2000 FCC mandated deadline for carriers to state their intentions on how they plan to meet the mandate. During fiscal 2001 we expect to be building our network.

Costs and expenses of operations, including research and development and operating expenses, totaled $7,733,977 for the year ended March 31, 2000 as compared to total costs and expenses of operations of $7,357,852 for the year ended March 31, 1999. Increased operating expenses were primarily due to our increased field trial activities, including the commencement of our ORT in the Maryland/Washington DC/Virginia Metro area where we continue to build sites to increase our coverage area and where we have opened our east coast corporate offices in Reston, Virginia. There were increased costs incurred for engineering and research and development, related to the continued refinement, testing and deployment of our RadioCamera(TM) system. During fiscal years 2000 and 1999, we received $534,000 and $482,000, respectively, for reimbursements for ongoing research and development expenses incurred by us with respect to the WTI joint venture. These reimbursements have been recorded as a reduction of research and development expense. Research and development expense totaled $2,967,435 and $4,866,292 for fiscal years 2000 and 1999, respectively. During fiscal 1999, we recorded compensation expense of $1,283,594 and in-process research and development of $893,558, both included in research and development expense, related to the vesting of 1,741,721 shares to both employee-shareholders and investors as a result of achievement of the second Labyrinth vesting milestone. This is the principal reason why research and development was $1,898,857 higher in fiscal 1999, than in fiscal 2000.

Additionally, certain employees were granted stock options, resulting in additional compensation due to the difference between the exercise price and the market value of the stock at the time of grant. Total compensation expense for employee stock options for fiscal years 2000 and 1999 was $586,034 and $4,067, respectively. In fiscal 1997, we recorded unearned compensation for the options granted that year and amortized the expense over the vesting period. As of March 31, 2000, the options granted to employees were fully amortized. The amortization of unearned compensation for fiscal years 2000 and 1999 was $244,958 and $516,480, respectively. Compensation expense for options granted to consultants for the fiscal years 2000 and 1999 was $302,204 and $48,234, respectively.

For the year ended March 31, 2000, $72,500 of software development costs was capitalized related to the software for the AMPS RadioCamera System. None were capitalized at March 31, 1999. Amortization of the capitalized software costs are required to begin once the software is available to generate revenues.

Our equity in net losses of WTI aggregated $390,208 and $341,370 during fiscal years 2000 and 1999, respectively, however, losses totaling approximately $192,000 have not been applied as of March 31, 2000 since the carrying amount of the investment has been reduced to zero. For the years ended March 31, 2000 and 1999, we earned interest income of $495,638 and $310,074, respectively, reflecting increased earnings on cash balances generated from our private sales of equity securities, as discussed below.

As a result of the above factors, we incurred a net loss of $7,772,049 for the year ended March 31, 2000 as compared to $7,230,277 for the year ended March 31, 1999. The net loss attributable to common shares of $11,463,897 for fiscal 2000 also includes $3,560,000 of deemed dividends with respect to the Series B Preferred Stock issuance and $131,848 of cumulative dividends on the shares of Series A Preferred Stock. The deemed dividends on the Series B Preferred Stock are the result of issuing the preferred stock with a conversion price to acquire shares of our Common Stock at a discount from the trading price of our Common Stock at the date we sold the shares of Series B Preferred Stock.

Liquidity and Capital Resources

As of March 31, 2000, we had working capital of $4,786,187 and cash and cash equivalents of $5,311,209. Such amounts resulted primarily from sales of our securities in the March 1999 private placement in which we raised net proceeds of $6,405,000 million. During fiscal 2000, we made cash investments of $364,654 in equipment, and capitalized $72,500 of software development costs. In June 2000, we completed the sale of 112,500 shares of the $.01 par value Series C Preferred Stock at a price of $200 per share to American Tower Corporation ("ATC"). Proceeds of the Series C Preferred Stock net of offering costs were approximately $21.0 million.

Based on management's estimates, our capital resources are expected to meet cash requirements through at least March 31, 2001 for the continuation of research, development, field trials and ORT operations. We will require additional capital in order to implement our business plan of deploying a nationwide location network using our RadioCamera system. Management will continue assessing and evaluating the timing and resource requirements necessary to implement this plan.

During fiscal 2000, we continued the development and testing of our AMPS, TDMA, CDMA and iDEN RadioCamera systems. In addition, we commenced the Maryland Beltway project, in which we installed six sites and are expecting to expand the project to ten sites within the next quarter. Total expected revenue for this project is approximately $461,000 from the state of Maryland. We have earned $249,178 in revenues on this contract in fiscal 2000. Additionally, we received a trial project from the state of Virginia, Department of Transportation, for a portion of the highway in Hampton Roads. We expect to commence this project during fiscal 2001. We are expecting to receive total revenues for the project in the amount of $350,000. The Hampton Roads Project also calls for us to receive 20% of the revenues generated by Iteris from additional ITS applications offered by Iteris and Cox interactive on this project.

Concurrent with the private placement discussed above, we entered into two agreements with ATC and its operating entities: a master license agreement and a services agreement. Under the terms of the three-year master lease agreement, ATC will provide site licenses and services in connection with our network build-out and we have committed to license a minimum of 1,000 tower facilities over the term of the agreement. We have committed to license a minimum of 1,000 tower facilities at preferential rates starting at $450 per month for each facility, which commitment could increase to 2,500 sites in the event that we meet certain market milestones and American Tower satisfies certain tower building or acquisition milestones. If ATC has 10,000 tower facilities available by December 31, 2000, we agreed to license 150 sites prior to the end of the first year, an additional 300 sites prior to the end of the second year and an additional 550 sites prior to the end of the third year. If the conditions of the master license agreement are met, we are required to pay for the above licenses whether we use the facilities or not. The term of each site license will continue for a five-year period and may be extended for additional five-year periods at our discretion. Under the services agreement, ATC shall have a preferential right to provide network build-out services, on a market by market basis, including radio frequency design, radio frequency engineering, site identification, site acquisition and development, site zoning and permitting, site construction and installment management, and component purchases.

In accordance with our strategy of building a nationwide network, which will require additional financing, management expects that we will be required to purchase significant amounts of equipment and significantly increase our management, technical, marketing, operations and administrative personnel during the next twelve months.

If our timetable for developing, marketing, and manufacturing the RadioCamera exceeds current estimates, we may require additional capital resources. The primary continuing expenses associated with the testing and development of the RadioCamera are expected to include officer, key employee and consultant salaries and fees.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition of the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. As of March 31, 2000, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes, and do not expect adoption of the new standard to have a significant effect.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation NO. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on the Company's financial position or results of operations.

Net Operating Loss Carryforwards

As of March 31, 2000, the Company has Federal net operating  loss  carryforwards
(NOLS) totaling approximately $17,482,000, which expire at various times through 2020. For State purposes, the Company has NOLS totaling approximately $8,472,000, which expire at various times through 2005. Utilization of a portion of the NOLS may be limited pursuant to Internal Revenue Code Section 382 due to ownership changes because they were acquired in connection with the purchase of Labyrinth. Also, should significant changes to the existing ownership of the Company occur, the annual amount of NOL carryforwards available for future use would be further limited. In addition, the Company has approximately $524,000 and $442,000 of Federal and State research and development tax credit carryforwards. The Federal credits expire at various times through 2020. Management has chosen to record a 100% valuation allowance against the net deferred tax assets, principally related to the NOLS, as realization is evaluated as uncertain at this time.

ITEM 7. FINANCIAL STATEMENTS

         See attached financial statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

In March 2000, we engaged BDO Seidman LLP as our certifying auditors to audit our financial statements for the year ending March 31, 2000. The Company did not consult with BDO Seidman, LLP on any matters prior to their retention. Our decision to change auditors reflects the expansion of our operations and our desire to have an auditing firm that has national and international capabilities. We dismissed Haskell & White LLP as our auditors, which firm had audited our financial statements for the years ended March 31, 1996 through 1999. The change in accountants was not due to any discrepancies or disagreements between us and Haskell & White, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The former accountants' reports on our financial statements for the years ended March 31, 1996 through 1999 did not contain any adverse opinions or disclaimers of opinion; nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
        OF THE EXCHANGE ACT

Executive Officers and Directors

The following sets forth certain information regarding our directors and executive officers as of May 31, 2000:

Name                                         Age      Position
Dr. Oliver Hilsenrath(1)(2).........         42       Chief Executive Officer and Chairman
Dale Stone..........................         52       President, Chief Operating Officer and Director
David Klarman.......................         35       Vice President, Secretary and General Counsel
Jan Klein...........................         49       Vice President, Business and Market Development
Richard Mudge(3)....................         54       President, Compass Services
Howard Blank(3).....................         58       Vice President - Technology, Compass Services
Barry West(2).......................         54       Director
Dennis Francis(1)(2)................         48       Director
Irwin Gross(1)(4)...................         56       Director
Louis Golm..........................         58       Director
James Eisenstein(5).................         41       Director

-----------------------------------
(1)      Member of Audit Committee of the Board of Directors.
(2)      Member of Compensation Committee of the Board of Directors.
(3)      Compass Services is a division in formation.
(4) Elected by the holders of Series B Preferred Stock prior to the Series B shares being converted in March and April, 2000.
(5)      Elected by the holder of Series C Preferred Stock.


Dr. Oliver Hilsenrath has served as Chief Executive Officer and a director since July 31, 1996, and was appointed Chairman of the Board in March 2000. Dr. Hilsenrath also served as the President since our inception in July 1996 until March 2000. From 1992 until April 1996, Dr. Hilsenrath was the Senior Vice President of Technology of Geotek Communications, Inc. Prior to 1992, Dr. Hilsenrath served as Chief Engineer of the secure communications division of RAFAEL, Israel. Dr. Hilsenrath received his Ph.D. in information theory from Technion - Polytechnical Institute of Israel and has worked in the wireless communications industry for 20 years.

Dale Stone has served as President, Chief Operating Officer and a director since March 15, 2000. From June 1998 until May 1999, Mr. Stone served as Senior Vice President and General Manager of Qualcomm's Wireless Infrastructure Division and thereafter continued to serve on the Division's senior leadership team after Ericsson acquired the unit in May 1999. From 1991 until 1997, Mr. Stone was a member of the senior management of AT&T Bell Labs, and at the time of his departure he was Vice President of Services Development. He is a Fellow of both AT&T and Bell Labs and holds several patents in circuit design and wireless network services. Mr. Stone received the AT&T Consumer Services Malcolm Baldridge Award, the highest award given for managerial excellence in the U.S. Mr. Stone holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology and an M.S. in Electrical Engineering from Stanford University. He also completed the Executive Program at Darden.

David S. Klarman has served as Vice President, General Counsel and Secretary of the Company since September 1996. He was elected Vice President in December 1997. In September 1996, Mr. Klarman formed Klarman & Associates, a law firm specializing in corporate and securities law. From July 1994 to August 1996, Mr. Klarman was an associate with Lampert & Lampert, a law firm specializing in corporate and securities law in New York, New York. From February 1991 to July 1994, Mr. Klarman was an associate with Goldstein, Axelrod & DiGioia, a law firm specializing in corporate and securities law in New York, New York. Mr. Klarman holds a J.D. from Yeshiva University, Benjamin N. Cardozo School of Law, and a B.S. in Finance from the University of Maryland.

Jan Klein has served as Vice President, Business and Market Development since December 1999. Mr. Klein previously provided consulting services to us from May 1999 until December 1999 through DaVinci Solutions, LLC, a company he founded in January 1999. From March 1996 until March 1998, he served as Vice President of Geotek Communications, Inc. From March 1994 until March 1996, he served as the head wireless telecommunications analyst at Dean Witter Reynolds. From August 1984 until March 1994, Mr. Klein was with AT&T, where he held a variety of management positions in sales, marketing, operations and finance, and he managed AT&T's commercial business accounts in New York. At the time of his departure from AT&T, he was Director of Financial Planning - PCS. Mr. Klein also headed the finance team that executed the 1994 acquisition of McCaw Cellular by AT&T. Mr. Klein holds a B.S. in Aerospace Engineering from Pennsylvania State University, an M.B.A. from George Washington University, an Executive MBA from Cornell University and an Associate Degree in Accounting from the University of Pittsburgh. He is a Certified Public Accountant in New Jersey, and holds an NASD Series 7 license.

Dr. Richard Mudge has served as the President of our Compass Services division since April 2000. He was a co-founder of Apogee Research, Inc., and served as its Chairman of the Board from 1994 until 1997, when it merged with Hagler Bailly. Dr. Mudge then served as Senior Vice President and Managing Director of Hagler Bailly's transportation practice until April 2000. From 1975 to 1986, Dr. Mudge served in the Congressional Budget Office, where he was Chief of the Infrastructure Investment Group from 1983, and directed the organization's advice to Congress on transportation. He is a member of the ITS America Coordinating Council, and chairs the organization's Committee on Benefits Evaluation and Costs. He also serves on several technical committees sponsored by the Transportation Research Board, an arm of the National Academy of Sciences. Dr. Mudge holds a Ph.D. and an M.A. in Regional Economics from the University of Pennsylvania, and an undergraduate degree in Geography from Columbia College.

Dr. Howard Blank has served as Vice President - Technology of our Compass Services division since April 2000. From 1997 until joining Compass Services, Dr. Blank worked as an independent telecommunications consultant. From 1995 until 1997, Dr. Blank was a senior partner with the Stanford Research Institute. From 1983 until 1995, he served as a partner in the Telecommunications Systems and Business Strategy Practice of Booz Allen & Hamilton. Dr. Blank has also worked for Computer Sciences Corporation and Bell Telephone Laboratories, and is a member of the Governing Board and a past General Chairman of INFOCOM, the joint computer communications conference of the Communications and Computer Societies of the IEEE. Dr. Blank holds a Ph.D. in Systems Engineering and Operations Research from the University of Pennsylvania. He additionally holds an M.S. in Engineering, a B.S. in Electrical Engineering, and is a graduate of the Bell Telephone Laboratories Graduate Studies Program.

Barry West has served as a director since May 1998. Since March 1996, Mr. West has served as Vice President and Chief Technology Officer of Nextel Communications, Inc. Prior to that, Mr. West served in various senior positions with British Telecom for more than thirty-five years, most recently as Director of Value-Added Services and Corporate Marketing at Cellnet, a cellular communications subsidiary of British Telecom.

Dennis Francis has served as a director since December 1997. Prior to his election to the board, he was a consultant for us starting in December 1996. Since May 2000, Mr. Francis has served as Senior Vice President - Network Operations and Engineering for TeraBeam Networks. From May 1999 until May 2000, he served as Vice President of New Wireless Technology Support at AT&T Wireless. From September 1992 through May 1999, Mr. Francis was the Chief Technology Officer of Vanguard Cellular Services, Inc. prior to its acquisition by AT&T Wireless. Mr. Francis is the current chairman of the Nortel Technology Officers Council and had served on the Chief Technology Officer's Council of the Cellular Telecommunications Industry Association for four years. He graduated from the University of Texas at Arlington, Texas with a B.S. in Industrial Engineering.

Louis Golm has served as a director since January 2000. Mr. Golm also serves as a member of the board of Digital Link Corporation as well as Vice Chairman of the board of Clariti Telecommunications. From 1997 to 1999, Mr. Golm served as President of AirTouch International, where he was responsible for creating and initiating a new satellite-based wireless capability in North America,
Globalstar. From June 1994 to February 1997, he served for three years as President and Chief Executive Officer of AT&T-Japan. Between 1991 and 1994, Mr. Golm was the Vice President of Business network Sales for AT&T Business Communications Services, and between 1988 and 1990, he was the Vice President for the Eastern Sales Region of AT&T Business Sales Division. Mr. Golm graduated from the University of Denver with a B.S. in Business Administration. He also has an MBA from the University of Denver as well as an M.S. in Management from the Massachusetts Institute of Technology.

Irwin Gross has served as a director since April 1999. He was elected by unanimous written consent of the stockholders of our Series B Preferred Stock. Mr. Gross has served as Chief Executive Officer and Chairman of the Board of Directors of Global Technologies, Inc., formerly Interactive Flight Technologies, Inc., since September 1998. He was the founder and a director of ICC Technologies, Inc, which designs innovative climate control systems, from May 1984 until July 1998. In 1998, ICC Technologies merged with Rare Medium Inc., an Internet services company. In 1998, he also founded Ocean Castle Partners, LLC, of which he is now a Managing Member. Mr. Gross is currently the Chairman of the Board of The Network Connection and a member of the Board of Orbit R/F. In addition, Mr. Gross served as the Chief Executive Officer of ICC from February 1994 to February 1998. He has a B.S. degree in accounting from Temple University and a J.D. from Villanova University.

James S. Eisenstein has served as a director since May 31, 2000. He was appointed by American Tower Corporation in accordance with the terms and conditions of American Tower Corporation's investment and purchase of the shares of our Series C Preferred Stock. Mr. Eisenstein currently serves as the Executive Vice President-Corporate Development with American Tower Corporation, a position that he has held since he helped found American Tower Corporation in the summer of 1995. From 1990 to 1995, he was Chief Operating Officer of Amaturo Group Ltd., a broadcast company operating 11 radio stations and four broadcasting towers. Mr. Eisenstein serves on the Board of Directors of the Personal Communications Industry Association, the leading international trade association representing the wireless communications industry.

Provisions Governing the Board of Directors

 Terms of Directors

All directors, with the exception of Mr. Eisenstein and Mr. Gross, who were appointed in accordance with the terms and conditions of the Series C and Series B Preferred Shares, respectively, hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Vacancies on the Board of Directors may be filled by the remaining directors. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

 Limitation of Liability

As permitted under Delaware Corporation Law, our certificate of incorporation eliminates the personal liability of our directors or any of our shareholders for damages for breaches of their fiduciary duty as directors. As a result of the inclusion of such provision, stockholders may be unable to recover damages against directors for actions taken by them that constitute negligence or gross negligence or that are in violation of their fiduciary duties. The inclusion of this provision in our certificate of incorporation may reduce the likelihood of derivative litigation against directors and other types of shareholder litigation. In addition, we have executed indemnification agreements with all officers and directors providing indemnification to the fullest extent of the law.

 Directors' Compensation

Directors do not currently receive any cash compensation for services rendered to us in their capacities as directors. Pursuant to the terms of their respective stock option agreements with us, directors elected by our common shareholders receive options to purchase shares of our common subject to vesting schedules. See "Principal Stockholders".

Employment Agreements

Dr. Oliver Hilsenrath. In March 2000 the Board of Directors approved the extension of Dr. Hilsenrath's employment agreement for an additional three years. The agreement is currently being negotiated, however, the board-approved terms include an annual salary of $275,000 per annum, the possibility of a yearly bonus of up to 40% of his yearly salary based upon the Company's meeting certain board-determined milestones, which are to be determined by the board on an annual basis and an option to purchase an additional 750,000 shares of common stock at an exercise price of $29.94 per share, vesting over four years, at a the rate of 1/4 per year starting on the first anniversary of the execution of the extension. His current agreement restricts Dr. Hilsenrath from competing with us for a period of two years after the termination of his employment. The agreement provides for severance compensation to be paid to Dr. Hilsenrath if his employment with the Company is terminated or if there is a decrease in his responsibilities or duties following a change in control of the Company. The severance compensation shall be made in one payment equal to three times the aggregate annual compensation paid to Dr. Hilsenrath during the preceding calendar year. In the event the Company wishes to obtain Key Man life insurance on the life of Dr. Hilsenrath, he agrees to cooperate with us in completing any applications necessary to obtain such insurance and in promptly submitting to such physical examinations and furnishing such information as any proposed insurance carrier may request. In addition, we shall maintain during the full term hereof and at our sole cost and expense, a life insurance policy on Dr. Hilsenrath in the face amount of $1,000,000 payable to his designees. This policy also includes provisions for the payment of up to 18 months of salary to Dr. Hilsenrath in the event that he is disabled. Upon the conclusion of this agreement, all right, title and interest in the policy shall be transferred to Dr. Hilsenrath, and he shall be responsible for any premiums due after such transfer.

Dale Stone. In March 2000 Mr. Stone signed a letter offer agreement, the terms of which were approved by the board, in which Mr. Stone was appointed President and Chief Operating Officer. A final agreement is currently being negotiated, however, the agreed upon terms include: the term of the agreement is to be four years, with an annual salary of $250,000 and the possibility of a yearly bonus of up to 40% of his annual salary based upon the Company meeting certain board-determined milestones, which are to be determined on an annual basis by the board. Mr. Stone was also granted the right to receive 100,000 shares of common stock, vesting at the rate of 1/4 of the shares per year, with the initial 1/4 vesting one year from the date of grant, and the balance vesting 1/4 each year thereafter until fully vested. In addition, Mr. Stone is to receive an option to purchase 400,000 shares of common stock at $29.94 per share, subject to a four-year vesting period, 1/4 of such shares underlying the option vesting each year. The option has a clause enabling the acceleration of the vesting of 100,000 shares underlying the option in the event certain milestones, as determined by the board, are met. Additionally, acceleration shall occur in the event there is a change in control of the Company and Mr. Stone has the right to severance compensation upon a change in control or a decrease in his position, providing for the payment of salary and the immediate vesting of any unvested options that would have vested.

David Klarman. In October 1999, we extended for a three-year period the employment agreement of Mr. Klarman. The agreement is currently being negotiated, however, the board approved terms pursuant to which Mr. Klarman receives a salary of $140,000 per annum and was granted an option to purchase 75,000 shares of common stock at an exercise price of $2.75 per share, subject to a three-year vesting schedule under which ? of the shares underlying the option vest each year. The employment agreement provides that Mr. Klarman will be Vice President, General Counsel and Secretary. Additionally Mr. Klarman has the right to an annual bonus commensurate with the bonuses received by senior management and severance compensation upon a change in control or a decrease in his position, providing for the payment of salary and the immediate vesting of all options.

Jan Klein. In December 1999, we entered into an employment agreement with Jan Klein, who had previously worked with us as a consultant with DaVinci Solutions, LLC. The agreement has a term of three years, appoints Mr. Klein Vice President
- Business and Market Development, and provides compensation to Mr. Klein of a $135,000 per year salary and the transfer of the option previously issued to DaVinci Solutions LLC., to Jan Klein, which option agreement was amended to reflect (a) the shares exercisable under the option were increased from 100,000 shares to 125,000 shares; (b) the exercise price of the additional 25,000 shares underlying the option is $11.20 per share, and (c) 25,000 shares being vested in accordance with the prior consulting agreement and the remaining portion of the option vesting subject to a three-year vesting schedule under which ? of the shares underlying the option vest each year. Additionally Mr. Klein has the right to severance compensation upon a change in control or a decrease in his position, providing for the payment of salary for the lesser of the remaining term of his agreement or six months and the immediate vesting of all options.

Dr. Richard Mudge. In April 2000, Dr. Mudge signed a letter offer agreement, the terms of which were approved by the board. Dr. Mudge was hired to serve as President of our Compass Services division. The agreement is currently being negotiated, however, the agreed upon terms include a salary of $150,000 per annum, provides for the possibility of a yearly bonus of up to 40% of his yearly salary based upon the Company meeting certain board-determined milestones, which are to be determined on an annual basis by the board and an option to purchase 150,000 shares of Common Stock, vesting over a three-year period. The option has a clause enabling the acceleration of the vesting of 50,000 shares underlying the option in the event certain milestones, as determined by the board, are met. Additionally, Dr. Mudge has the right to severance compensation upon a change in control or a decrease in his position, providing for the payment of salary for the lesser of the remaining term of his agreement or six months and the immediate vesting of all options.

Howard Blank. In April 2000, Mr. Blank signed a letter offer agreement, the terms of which were approved by the board. Dr. Blank was hired to serve as Vice President of our Compass Services division. The agreement is currently being negotiated, however, the agreed upon terms include a salary of $145,000 per annum, provides for the possibility of a yearly bonus of up to 40% of his yearly salary based upon the Company meeting certain board-determined milestones, which are to be determined on an annual basis by the board and an option to purchase 145,000 shares of Common Stock, vesting over a three-year period. The option has a clause enabling the acceleration of the vesting of 50,000 shares underlying the option in the event certain milestones, as determined by the board, are met. Additionally, Dr. Blank has the right to severance compensation upon a change in control or a decrease in his position, providing for the payment of salary for the lesser of the remaining term of his agreement or six months and the immediate vesting of all options.


ITEM 10. EXECUTIVE COMPENSATION

Summary of Compensation

The following table shows for the fiscal years ended March 31, 2000, 1999 and 1998 compensation awarded or paid to, or earned by, our chief executive officer and our most highly compensated officers, referred to as the "Named Executive Officers":

                           Summary Compensation Table

                                                                                                Long-Term
                                                                                              Compensation
                                                                                                 Awards
                                                                                            Shares of Common
                                                               Annual Compensation          Stock Underlying       All Other
Name and Principal Position (1)                Year          Salary             Bonus            Options         Compensation

Dr. Oliver Hilsenrath ..............            2000        $160,000              --           750,000(1)           $1,620(2)
   President and                                1999         160,000              --                --               1,620(2)
   Chief Executive Officer                      1998         160,000              --                --               1,620(2)

Dale Stone.........................             2000          20,000(3)           --           500,000(4)               --
   President and Chief Operating
    Officer

David Klarman ......................            2000         140,000              --            75,000(5)               --
   Vice President,                              1999         120,000              --                --                  --
   General Counsel and Secretary                1998         120,000              --                --                  --

Jan Klein ..........................            2000          33,750(3)(7)     10,000(6)       135,000(5)(6)            --
   Vice President,
   Market and Business Development

---------------------

     (1) Pursuant to an extension of his employment agreement, Dr. Hilsenrath received an option to purchase 750,000 shares of common stock. See "Item 9 Employment Agreements."

     (2) Represents the payment of approximately $1,620 for a life insurance and disability policy for the benefit of Dr. Hilsenrath's beneficiaries. See "Item 9 Employment Agreements."

     (3) Reflects portion of the year worked. Messrs. Stone and Klein commenced employment with the Company in March 2000 and December 1999, respectively.

     (4) In accordance with his employment agreement, which is still under negotiation, Mr. Stone was granted an option to purchase 400,000 shares of common stock, vesting over four years, 1/4 each year with the first portion vesting on the first anniversary of his agreement. Mr. Stone also received a grant of 100,000 shares of common stock, to vest over a four-year term, commencing with the initial 25% or 25,000 shares vesting on the first anniversary of the date of grant. See "Item 9 Employment Agreements."

     (5) Mr. Klarman and Mr. Klein were granted options to purchase 75,000, and 125,000 shares of common stock, respectively, vesting over the three-year term of their agreements. See "Item 9 Employment Agreements."

     (6) Jan Klein received a bonus in March 2000, which included $10,000 and the grant of an option to purchase 10,000 shares of common stock, vesting over a three-year period.

     (7) Mr. Klein was a consultant to the Company from May 1999 until December 1999, at which time he became an employee.

Compensation Pursuant to Plans

The following table contains information concerning the stock option grants made to each of the Named Executive Officers during the fiscal year ended March 31, 2000:

                        Option Grants in Last Fiscal Year

                                                               Individual Grants
                                Number of             % of Total
                                Shares of               Options
                              Common Stock            Granted to
                               Underlying           Named Executive            Exercise
                                 Options               Officers               Price per              Expiration
          Name                   Granted                In 1999                 Share                   Date
Oliver Hilsenrath             750,000(1)                  41%                      29.94              03/01/05
Dale Stone                    400,000(1)(3)               22%                      29.94              03/01/05
David S. Klarman               75,000(2)                  4%                        2.75              08/30/04
Jan Klein                     100,000(2)                 5.5%                       2.75              05/19/02
Jan Klein                      25,000(2)                 1.3%                      11.20              05/19/02
Jan Klein                      10,000(2)                 0.6%                      30.94              03/01/05
-------------------

     (1) Vesting at the rate of1/4per year.

     (2) Vesting at the rate of ? per year.

     (3) 100,000 shares underlying the option may be accelerated in the event that the employee meets certain board-designated performance milestones.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                                 Number of Shares of
                                                                    Common Stock
                                Shares of                      Underlying Unexercised            Value of Unexercised
                              Common Stock                           Options at                In-the-Money Options at
                                Acquired         Value             Fiscal Year-End               Fiscal Year-Ended(1)
                               on Exercise      Realized     Exercisable   Unexercisable     Exercisable     Unexercisable
Dr. Oliver Hilsenrath               -              -           1,500,000       750,000        $43,500,000     $    45,000
Dale Stone                          -              -                   0       400,000                  0         424,000
David Klarman                       -              -             250,000        75,000          7,449,785       2,118,750
Jan Klein                           -              -              25,000       110,000            706,250       2,903,750

-----------------------------------------------
(1) Value of unexercised options at fiscal year-end is based on the fair market value of our common stock at March 31, 2000 ($31.00) (based on the closing sale price reported on the Nasdaq National Market on that date) minus the exercise price of the option.


Senior Management Incentive Plan

In December 1997, the Board of Directors and our stockholders adopted the Senior Management Incentive Plan (the "Management Plan"). The Management Plan provides for the issuance of up to an aggregate of 500,000 shares of common stock upon exercise of stock options and other rights to executive officers, key employees, and consultants.

The adoption of the Management Plan was prompted by the desire to provide the board with sufficient flexibility regarding the forms of incentive compensation, which we will have at our disposal in rewarding executive officers, key employees, and consultants who render significant services to us. Pursuant to the Management Plan, the Board of Directors intends to offer equity ownership in U.S. Wireless to such persons through the grant of stock options and other rights, to enable us to attract and retain qualified personnel without unnecessarily depleting our cash reserves. The Management Plan is designed to augment our existing compensation programs and is intended to enable us to offer a personal interest in our growth and success through awards of either shares of common stock or rights to acquire shares of common stock.

The Management Plan is intended to attract and retain key executive management personnel whose performance is expected to have a substantial impact on our long-term profit and growth potential by encouraging and assisting those persons to acquire equity in U.S. Wireless. A total of 500,000 shares of our common stock will be reserved for issuance under the Management Plan. It is anticipated that awards made under the Management Plan will be subject to three-year vesting periods, although the vesting periods are subject to the discretion of the Administrator.

Unless otherwise indicated, the Management Plan is administered by the compensation committee of the Board of Directors (the board or such committee shall be referred to in the following description as the "Administrator"). In accordance therewith, all issuance's under the Management Plan will be approved by such committee. Subject to the specific provisions of the Management Plan, the Administrator will have the discretion to determine the recipients of the awards, the nature of the awards to be granted, the dates such awards will be granted, the terms and conditions of awards and the interpretation of the Management Plan, except that any award granted to any of our employees who is also a director shall also be subject, in the event the persons serving as members of the Administrator of the Management Plan at the time such award is proposed to be granted do not satisfy the requirements regarding the participation of "disinterested persons" set forth in Rule 16b-3 ("Rule 16b-3") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to the approval of an auxiliary committee consisting of not less than two individuals who are considered "disinterested persons" as defined under Rule 16b-3. As of the date hereof, we have not yet determined who will serve on such auxiliary committee, if one is required. The Management Plan generally provides that, unless the Administrator determines otherwise, each option or right granted under the plan shall become exercisable in full upon certain "change of control" events as described in the Management Plan, or subject to any right or option granted under the Management Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure, or otherwise), the Administrator will make appropriate adjustments to such plans and the classes, number of shares and price per share of stock subject to outstanding rights or options. The Management Plan may be amended by action of the board of directors, except that any amendment which would increase the total number of shares subject to such plan, extend the duration of such plan, materially increase the benefits accruing to participants under such plan, or change the category of persons who can be eligible for awards under such plan, must be approved by the affirmative vote of a majority of stockholders entitled to vote. The Management Plan permits awards to be made thereunder until November 2004.

Directors who are not otherwise employed by us will not be eligible for participation in the Management Plan. The Management Plan provides for four types of awards: stock options, incentive stock rights, stock appreciation rights (including limited stock appreciation rights) and restricted stock purchase agreements.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

The following table sets forth, as of May 31, 2000 information regarding the beneficial ownership of our common stock and common stock equivalents by (i) each person who we know to be a beneficial owner of 5% or more of our outstanding common stock; (ii) each of our directors and Named Executive Officers; and (iii) all of our executive officers and directors as a group.


                                           Shares of Common Stock or Common Stock        Percentage of Beneficial
Beneficial Owner                                     Equivalents (1)(2)                        Ownership (3)
Dr. Oliver Hilsenrath(4)...........              5,356,304                                                 24%
Dale Stone(5)......................                     --                                                   *
David Klarman(6)...................                270,000                                                  1%
Jan Klein(7).......................                 59,000                                                   *
Barry West(8)......................                 86,667                                                   *
Irwin Gross(9).....................                226,333                                                   *
Dennis Francis(8)..................                120,000                                                   *
Louis Golm(8)......................                     --                                                   *
James S. Eisenstein(10)............                     --                                                   *
Directors and executive officers as a
group (9 persons)(4) - (10)                      6,094,304                                                 26%

-----------------

     *Less then 1%

(1) This table is based upon information supplied by directors, executive officers and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. For purposes of this table, shares held by stockholders include any shares held as tenants in common or joint tenants with spouses. Percentages are based on a total of shares of common stock outstanding on June 30, 2000 and shares of common stock outstanding, adjusted in accordance with the rules promulgated by the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are exercisable within 60 days of the date of this table and shares of common stock issuable to that person upon conversion of convertible preferred stock that is convertible within 60 days of the date of this table are also deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) The percentage ownership is calculated by dividing the number of shares beneficially owned by the sum of (i) the total outstanding shares of common stock of the Company, and (ii) the number of shares of common stock that such person has the right to acquire within 60 days, whether by exercise of options or warrants. The percentage ownership does not reflect shares beneficially owned by virtue of the right of any person, other than the person named and affiliates of the person, to acquire them within 60 days, whether by exercise of options or warrants.

(footnotes continued from previous page)

(3) Does not include (i) the shares of common stock issuable upon the conversion of 112,500 shares of Series C Preferred stock or the shares of Series C Preferred Stock issuable in accordance with the dividend on said shares or the shares of common stock into which those dividend shares may be convertible, or (ii) any shares of common stock issuable underlying any outstanding warrants or options issued by us.

(4) All shares are held in the name of the Hilsenrath Family trust, of which Dr. Hilsenrath is the trustee and his family members are the beneficiaries. Includes 1,500,000 shares of common stock, issuable upon the exercise of a vested option and 793,152 shares issued in connection with the Labyrinth merger which are not vested and subject to a vesting schedule. Does not include 750,000 shares issuable upon the exercise of an option granted pursuant to Dr. Hilsenrath's amended employment agreement in March 2000. See Item 9 "Employment Agreements."

(5) Does not include an option to purchase 400,000 shares of common stock vesting at the rate of 1/4 per year, with the possibility of the acceleration of 100,000 shares underlying the option in the event the Company achieves board-declared incentives and 100,000 restricted shares issuable pursuant to Mr. Stone's employment, whereby Mr. Stone shall receive 25,000 shares of common stock on each one-year anniversary of the date of grant, until fully issued. See Item 9 "Employment Agreements."

(6) Includes 250,000 shares issuable upon the exercise of vested options. Does not include an option to purchase 75,000 shares of common stock vesting at the rate of ? per year, granted pursuant to his employment extension. See Item 9 "Employment Agreements."

(7) Includes 59,000 shares issuable upon the exercise of vested options that were transferred from DaVinci Solutions LLC to Mr. Klein pursuant to the terms of his employment agreement. See "Item 9 Employment Agreements." Does not include 77,000 shares issuable pursuant to option agreements, which are not yet vested.

(8) Includes shares underlying options granted to members of the board of directors, which have vested. Does not include the unvested portions of the options. Messrs. Francis, West and Golm were granted options to purchase 100,000, 100,000 and 50,000 shares of Common Stock, respectively, of which the vested portions are 100,000, 66,667 and 0.

(9) Includes 33,333 shares issuable upon the exercise of the portion of an option currently vested and exercisable, equal to ? of the total options granted and 50,000 shares underlying an option granted to Ocean Castle Partners, LLC, of which Mr. Gross is managing member and sole shareholder. The options vest at ? intervals per year. Does not include
       (i) 3,000,000 shares owned by Global Technologies, Inc., a company in which Mr. Gross is the Chief Executive Officer and Chairman of the Board, and which Mr. Gross disclaims beneficial ownership and (ii) 32,000 shares held in trust for the benefit of Mr. Gross' children, which Mr. Gross disclaims beneficial ownership.

(10) Does not include the shares of common stock issuable upon the conversion of the 112,500 shares of Series C Preferred stock or the shares of Series C Preferred Stock issuable in accordance with the dividend on said shares or the shares of common stock into which those dividend shares may be convertible, owned by American Tower Corporation, in which company Mr. Eisenstein is the Executive Vice President-Corporate Development. Mr. Eisenstein disclaims beneficial ownership of the shares held by American Tower Corporation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

2000 Private Placement

In May 2000, we consummated a private placement offering of our securities, in which we sold 112,500 shares of our Series C Preferred Stock to American Tower Corporation ("ATC"). The holders of the Series C Preferred Stock have the right to elect one member of our board of directors. The Series C Preferred Stockholders elected Jim Eisenstein as their appointee. At the same time as we sold Series C Preferred Stock to ATC, we entered into a Master Lease Agreement ("MLA") and a Services Agreement with ATC.

Under the terms of the three-year master lease agreement, ATC will provide site licenses and services in connection with our network build-out and we have committed to license a minimum of 1,000 tower facilities over the term of the agreement. We have committed to license a minimum of 1,000 tower facilities at preferential rates, which commitment could increase to 2,500 sites in the event that we meet certain market milestones and American Tower satisfies certain tower building or acquisition milestones. If ATC has 10,000 tower facilities available by December 31, 2000, we agreed to license 150 sites prior to the end of the first year, an additional 300 sites prior to the end of the second year and an additional 550 sites prior to the end of the third year. If the conditions of the master license agreement are met, we are required to pay for the above licenses whether we use the facilities or not.

Under the terms of the Service Agreement, ATC shall have a right of first refusal, subject to a competitive bid, to provide to us in each new market all services relating to radio frequency design and engineering, site identification, site acquisition and development, site zoning and permitting, site construction and installation management, component purchases and equipment installation. ATC shall further supply us with parts and components for the construction of our RadioCamera sites.

1999 Private Placement

In April 1999, we commenced a private placement offering of securities, in which we sold 60,000 shares of our Series B Preferred Stock, of which 30,000 shares were sold to Interactive Flight Technologies, Inc., a company in which Irwin Gross, is the Chief Executive Officer and Chairman of the Board. The holders of the 60,000 shares of the Series B Preferred Stock have the right to elect one member to our board of directors. The Series B Preferred Stockholders elected Irwin Gross as their appointee.

In addition, we sold an aggregate of 405,000 shares of Common Stock at $1.00 per share to our officers, directors, employees and several consultants, which is equal to the conversion price of the shares of Series B Preferred Stock.

In March and April 2000 all the shares of the Series B Preferred Stock were converted into shares of Common Stock.

Mantra Technologies, Inc. Restructuring

In February 1999, the board of directors, on behalf of the Company as majority shareholders of Mantra, approved the recapitalization and restructuring of Mantra Technologies, Inc., including the issuance of an aggregate of 33% of the outstanding shares of Mantra to its management team.

Consolidation of Labyrinth

In March 1998, we consummated the merger of our 51% owned subsidiary, Labyrinth Communication Technologies Group, Inc. ("Labyrinth"), into the Corporation. In December 1997, the stockholders of the Corporation approved a proposal to acquire the remaining 49% of Labyrinth in exchange for an aggregate of 4,498,200 shares of the Corporation's Common Stock, subject to a vesting schedule, as follows: (i) 20% of the shares issued shall vest one year from issuance; (ii) an additional 40% shall vest upon the successful completion and operation of the RadioCamera in its first major market; and (iii) the remaining 40% shall vest when the Corporation reaches sales of $15,000,000. Milestones (i) and (ii) have been completed. In addition to the above vesting schedule, the management employees of Labyrinth were subject to an additional vesting schedule, in accordance with their employment contracts, whereby the shares underlying
(i)-(iii) above vest at the rate of 1/3 each year. During the year ended March 30, 2000, two employees were terminated and an aggregate of 413,103 shares were returned to treasury. In June 2000 the third employee resigned, whereby an additional 73,501 shares have been returned to treasury. There remain 1,450,440 shares that have not vested pursuant to the third milestone, of which we are seeking to rescind the issuance of 367,200 shares to a former consultant. See "Item 3 - Legal Proceedings."

 See  "Executive   Compensation-Employment  and  Consulting  Agreements"  for  a
discussion of the compensation arrangements we have with Labyrinth's Executive Officers and consultants.

                                     PART IV

ITEM 13.

All exhibits to this Form 10-KSB, except those designated with an asterisk (*) which are filed herewith, have previously been filed with the Commission, as referenced, and pursuant to 17 C.F.R. Section 230.411 are incorporated by reference herein.


       3.2.1   Amended  and  Restated   Certificate  of   Incorporation   of  we
               (incorporated  by reference from our Annual Report on Form 10-KSB for the  fiscal  year  ended  March  31,  1999  (the  "1999  Form
               10-KSB"))
       3.2.2   Certificate of Amendment of the Certificate of Incorporation of we (incorporated by reference from the 1999
               Form 10-KSB)
       3.2.3   Certificate of Amendment of the Certificate of Incorporation of we (incorporated by reference from the 1999
               Form 10-KSB)
      *3.2.4   Certificate of Designation of the Series C Preferred Stock which we filed on May 17, 2000.
       3.4     By-Laws of we (incorporated by reference from our Registration Statement on Form SB-2 dated March 28, 1994 under File No. 33-68306-NY (the "1994 Form SB-2"))
       3.4.1   Amendment to the By-Laws dated November 25, 1997 (incorporated by reference  from our Annual  Report on Form  10-KSB for the fiscal year ended March 31, 1998 (the "1998 Form 10-KSB"))
       3.5     Form of Common Stock Certificate (incorporated by reference from the 1994 Form SB-2).
     * 3.6.2   Form of Series C Preferred Stock Certificate.
      10.74    Form of Employment Agreement with Dr. Oliver Hilsenrath (incorporated by reference from our
               Report on Form 8-K dated July 11, 1996).
      10.77    Amended Employment Agreement with Dr. Oliver Hilsenrath 1997 (incorporated by reference from our
               Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 (the "1997 Form 10-KSB"))
     *10.89    Employment Agreement with Jan Klein dated January 1, 2000.
     *10.90    Master License Agreement with American Tower Corporation dated May 31, 2000.
     *10.91    Services Agreement with American Tower Corporation dated May 31, 2000.
      16.1     Letter on Change in Certifying Accountant (incorporated by reference from the Form 8-K dated March 15, 2000)
     *27.01    Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, we has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 27th day of June 2000.


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



                 Signature                                       Title                                 Date

        \s\ Dr. Oliver Hilsenrath               Chief Executive Officer and Director              June 27, 2000
-----------------------------------------
           Dr. Oliver Hilsenrath                (Principal Executive Officer,
                                                Principal Financial Officer and
                                                Principal Accounting Officer)

             \s\ Dale Stone                     President and Chief Operating Officer             June 27, 2000
-----------------------------------------
                 Dale Stone                     and Director


             \s\ Louis Golm                     Director                                          June 27, 2000
-----------------------------------------
                 Louis Golm


           \s\ Dennis Francis                   Director                                          June 27, 2000
-----------------------------------------
               Dennis Francis


             \s\ Barry West                     Director                                          June 27, 2000
-----------------------------------------
                 Barry West


             \s\ Irwin Gross                    Director                                          June 27, 2000
-----------------------------------------
                Irwin Gross


          \s\ James Eisenstein                  Director                                          June 27, 2000
-----------------------------------------
              James Eisenstein

                                        U.S. Wireless Corporation and Subsidiary


                                                                                       Table of Contents






Reports of Independent Auditors                                                                 F - 2 to F - 3

Consolidated Financial Statements
        Consolidated Balance Sheets                                                             F - 4 to F - 5
        Consolidated Statements of Operations                                                            F - 6
        Consolidated Statements of Stockholders' Equity                                         F - 7 to F - 8
        Consolidated Statements of Cash Flows                                                   F - 9 to F - 11
        Notes to Consolidated Financial Statements                                              F - 12 to F - 34

Report Of Independent Auditors


To the Board of Directors and Stockholders
U.S. Wireless Corporation and Subsidiary
San Ramon, California


We have audited the accompanying consolidated balance sheet of U.S. Wireless Corporation and Subsidiary (the "Company") as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Wireless Corporation and Subsidiary at March 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                                BDO SEIDMAN, LLP


San Francisco, California
May 15, 2000, except for Note 12 which is dated June 21, 2000

Report Of Independent Auditors


To the Board of Directors and Stockholders
U.S. Wireless Corporation


We have audited the accompanying consolidated balance sheet of U.S. Wireless Corporation (the Company") as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                                             HASKELL & WHITE LLP


Irvine, California
May 13, 1999

                                        U.S. Wireless Corporation and Subsidiary


                                                     Consolidated Balance Sheets


March 31,                                                                                  2000                 1999
--------------------------------------------------------------------------- --------------------- --------------------

Assets

Current Assets

    Cash and cash equivalents                                                $        5,311,209      $     5,788,288

    Stock subscription (Note 6)                                                               -            2,300,000

    Costs and earnings in excess of billings (Note 4)                                   110,746                    -

    Other current assets                                                                  9,969                2,323
--------------------------------------------------------------------------- --- ----------------- ----- --------------

Total Current Assets                                                                  5,431,924            8,090,611
--------------------------------------------------------------------------- --- ----------------- ----- --------------

Equipment, Improvements And Fixtures                                                  1,226,693              817,822

Less Accumulated Depreciation                                                          (978,210)            (436,205)
--------------------------------------------------------------------------- --- ----------------- ----- --------------

Equipment, Improvements And Fixtures, net (Note 8)                                      248,483              381,617
--------------------------------------------------------------------------- --- ----------------- ----- --------------
                                                                                          8,265                    -
Investment In And Advances To Mantra (Note 1)

Investment In Joint Venture (Note 3)                                                          -               58,630

Capitalized Computer Software Development Costs                                          72,500                    -

Other assets                                                                            143,035               25,035
--------------------------------------------------------------------------- --- ----------------- ----- --------------

Total Assets                                                                 $        5,904,207      $     8,555,893
--------------------------------------------------------------------------- --- ----------------- ----- --------------

           See accompanying notes to consolidated financial statements.

                                        U.S. Wireless Corporation and Subsidiary


                                                     Consolidated Balance Sheets

March 31,                                                                                  2000                 1999
---------------------------------------------------------------------------- -------------------- --------------------

Liabilities And Stockholders' Equity

Current Liabilities
    Accounts payable and accrued expenses                                    $          507,534     $        335,543
    Dividend payable (Note 6)                                                            50,055                    -
    Accrued vacation                                                                     77,089                    -
    Capital lease obligations, current portion (Note 8)                                  11,059               34,486
--------------------------------------------------------------------------- --- ----------------- ---- ---------------

Total Current Liabilities                                                               645,737              370,029

Capital Lease Obligations, Less Current Portion (Note 8)                                 33,156                4,632
--------------------------------------------------------------------------- --- ----------------- ---- ---------------

Total Liabilities                                                                       678,893              374,661
--------------------------------------------------------------------------- --- ----------------- ---- ---------------

Minority Interest In Subsidiary (Note 2)                                                      -               76,434
--------------------------------------------------------------------------- --- ----------------- ---- ---------------

Commitments and Contingencies and Subsequent Events (Notes 8 and 12)

Stockholders' equity (Notes 2, 3, 6, and 7)
    Series A preferred stock, convertible, 6% cumulative, $.01 par value
       (liquidation preference of $400,000 and $1,400,000)                                  200                  700
    Series B preferred stock, convertible, $.01 par value (liquidation
       preference of $3,840,000 and $5,000,000)                                             384                  500
    Common stock, $.01 par value, 40,000,000 shares authorized,
       17,100,658 and 13,556,188 shares issued and outstanding; 1,523,941
       and 1,973,699 of which are subject to vesting                                    171,007              135,563
    Additional paid-in capital                                                       40,708,256           32,504,598
    Unearned compensation                                                                     -             (244,958)
    Common stock subscribed                                                              64,476                    -
    Accumulated deficit                                                             (35,719,009)         (24,291,605)
--------------------------------------------------------------------------- --- ----------------- ---- ---------------

Total Stockholders' Equity                                                            5,225,314            8,104,798
--------------------------------------------------------------------------- --- ----------------- ---- ---------------

Total Liabilities And Stockholders' Equity                                   $        5,904,207     $      8,555,893
--------------------------------------------------------------------------- --- ----------------- ---- ---------------

          See accompanying notes to consolidated financial statements.

                                        U.S. Wireless Corporation and Subsidiary


                                           Consolidated Statements of Operations

Years Ended March 31,                                                                     2000                  1999
-------------------------------------------------------------------------- --------------------- ---------------------
Net Revenues (Note 4)                                                      $           249,178       $        40,000
-------------------------------------------------------------------------- -- ------------------ ------ --------------
Costs and Expenses:
    Cost of revenues                                                                   265,445                     -
    Research and development (Notes 2 and 3)                                         2,967,435             4,866,292
    Operating expenses (Note 8)                                                      4,766,542             2,491,560
-------------------------------------------------------------------------- -- ------------------ ------ --------------
Total Costs and Expenses                                                             7,999,422             7,357,852
-------------------------------------------------------------------------- -- ------------------ ------ --------------
Loss Before Other Income and Minority Interest                                      (7,750,244)           (7,317,852)
Other Income (Expense):
    Interest income                                                                    495,638               310,074
    Equity in loss of joint venture (Note 3)                                          (390,208)             (341,370)
    Equity in loss of Mantra (Note 1)                                                 (127,235)                    -
-------------------------------------------------------------------------- -- ------------------ ------ --------------
Loss Before Minority Interest                                                       (7,772,049)           (7,349,148)
Minority Interest In Net Loss (Note 2)                                                       -               118,871
-------------------------------------------------------------------------- -- ------------------ ------ --------------

Net Loss                                                                            (7,772,049)           (7,230,277)
Series A Cumulative Preferred Dividends (Note 6)                                      (131,848)                    -
Deemed Dividend for Series B Preferred Stock (Note 6)                               (3,560,000)                    -
-------------------------------------------------------------------------- -- ------------------ ------ --------------
Net Loss Attributable to Common Shares                                     $       (11,463,897)      $    (7,230,277)
-------------------------------------------------------------------------- -- ------------------ ------ --------------


Basic And Diluted Loss Per Common Share (Note 1):
    Net loss per common share                                              $             (0.92)                (0.83)
    Weighted average number of common shares outstanding                             12,445,253             8,762,442
-------------------------------------------------------------------------- -- ------------------ ------ --------------

          See accompanying notes to consolidated financial statements.

                                        U.S. Wireless Corporation and Subsidiary


                                 Consolidated Statements of Stockholders' Equity
                                                           (Notes 2, 3, 6 and 7)

                                                            Series A Preferred     Series B Preferred          Common Stock
                                                                  Stock                   Stock
                                                          ----------------------- ---------------------- -------------------------
                                                            Shares      Amount     Shares     Amount       Shares       Amount
--------------------------------------------------------- ------------ ---------- --------- ------------ ----------- -------------

Balances, March 31, 1998                                            -   $      -         -    $       -  11,823,444   $  118,234
Conversion of debentures to common stock                            -          -         -            -     961,538        9,615
Amortization of unearned compensation                               -          -         -            -           -            -
Issuance of common stock options for compensation                   -          -         -            -           -            -
Issuance of stock in connection with private placements,
 net of offering costs                                         70,000        700    50,000          500     668,206        6,684
Exercise of common stock options                                    -          -         -            -     103,000        1,030
Acquisition of minority interest                                    -          -         -            -           -            -
Net loss                                                            -          -         -            -           -            -
--------------------------------------------------------- ------------ --- ------ --------- ---- ------- ----------- --- ---------

Balances, March 31, 1999                                       70,000        700    50,000          500  13,556,188      135,563
Amortization of unearned compensation                              -          -         -            -           -             -
Common stock subscription                                          -          -         -            -           -             -
Issuance of stock in connection with private placement,
 including compensation expense of $429,000                        -          -     10,000          100     554,425        5,544
Conversion of preferred stock                                (50,000)      (500)  (21,600)        (216)  2,498,982        24,990
Retirement of non-vested, forfeited shares
 related to minority interest acquisition                          -          -         -            -    (413,103)       (4,131)
Exercise of common stock options                                   -          -         -            -     719,912         7,199
Other common stock sales, including compensation
 expense of $41,791                                                -          -         -            -     169,254         1,692
Compensation related to stock option grants to employees and
 consultants                                                       -          -         -            -      15,000           150
Vesting of shares related to minority interest
 acquisition                                                       -          -         -            -           -             -
Increase in investment in joint venture                            -          -         -            -           -             -
Deemed dividend for Series B Preferred Stock                       -          -         -            -           -             -
Series A Preferred dividends                                       -          -         -            -           -             -
Net loss                                                           -          -         -            -           -             -
--------------------------------------------------------- ------------ --- ------ --------- ---- ------- ----------- --- ---------

Balances, March 31, 2000                                      20,000    $   200    38,400     $    384   17,100,658   $  171,007
--------------------------------------------------------- ------------ --- ------ --------- ---- ------- ----------- --- ---------

          See accompanying notes to consolidated financial statements.

                                        U.S. Wireless Corporation and Subsidiary


                                 Consolidated Statements of Stockholders' Equity
                                                           (Notes 2, 3, 6 and 7)

                                                        Additional       Unearned       Common       Accumulated        Total
                                                                                        Stock
                                                      Paid-in Capital  Compensation   Subscribed       Deficit
----------------------------------------------------- ---------------- ------------- ------------- ---------------- --------------

Balances, March 31, 1998                               $   19,912,890  $  (761,438)     $      -    $ (17,061,328)  $  2,208,358
Conversion of debentures to common stock                    2,490,385            -             -                -      2,500,000
Amortization of unearned compensation                              -       516,480             -                -        516,480
Issuance of common stock options for compensation             703,859            -             -                -        703,859
Issuance of stock in connection with private
 placements, net of offering costs                          7,013,842            -             -                -      7,021,726
Exercise of common stock options                              206,470            -             -                -        207,500
Acquisition of minority interest                            2,177,152            -             -                -      2,177,152
Net loss                                                           -             -             -       (7,230,277)    (7,230,277)
----------------------------------------------------- ---------------- -- ---------- ----- ------- --- ------------ -- -----------
                                                                                               -
Balances, March 31, 1999                                   32,504,598     (244,958)                   (24,291,605)     8,104,798
Amortization of unearned compensation                              -       244,958             -                -        244,958
Common stock subscription                                          -             -         64,476               -         64,476
Issuance of stock in connection with private placement,
 including compensation expense of
 $429,000                                                   1,828,356            -             -                -      1,834,000
Conversion of preferred stock                                 (24,274)           -             -                -              -
Retirement of non-vested, forfeited shares related to
 minority interest acquisition                                     -             -             -                -         (4,131)
Exercise of common stock options                              847,280            -             -                -        854,479
Other common stock sales, including compensation
 expense of $41,791                                           640,100            -             -                -        641,792
Compensation related to stock option grants to employees
 and consultants                                              949,033            -             -                -        949,183
Vesting of shares related to minority interest
 acquisition                                                   71,585            -             -                -         71,585
Increase in investment in joint venture                       331,578            -             -                -        331,578
Deemed dividend for Series B Preferred Stock                3,560,000            -             -       (3,560,000)             -
Series A Preferred dividends                                       -             -             -          (95,355)       (95,355)
Net loss                                                           -             -             -       (7,772,049)    (7,772,049)
----------------------------------------------------- --- ------------ -- ---------- ----- ------- --- ------------ -- -----------

Balances, March 31, 2000                                $  40,708,256  $         -      $  64,476   $ (35,719,009)  $  5,225,314
----------------------------------------------------- --- ------------ -- ---------- ----- ------- --- ------------ -- -----------

           See accompanying notes to consolidated financial statements.

                                        U.S. Wireless Corporation and Subsidiary


                                           Consolidated Statements of Cash Flows

Years ended March 31,                                                                             2000                 1999
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities

Net loss                                                                            $      (7,772,049)    $     (7,230,277)
Adjustments to reconcile net loss to net cash used for operating activities:
    Equity in loss of joint venture                                                           390,208              341,370
    Equity in loss of Mantra                                                                  127,235                    -
    Purchased research and development and compensation expense related to
      minority interest acquisition                                                            67,454            2,177,152
    Minority interest in losses of subsidiary                                                       -             (118,871)
    Amortization of unearned compensation                                                     244,958              516,480
    Compensation expense related to stock awards and option grants                          1,419,974               48,234
    Depreciation expense                                                                      542,000              260,000
Increase (decrease) in assets & liabilities:
    Cost and earnings in excess of billings                                                  (110,746)                   -
    Other current assets                                                                       (7,646)              (2,323)
    Other assets                                                                             (118,000)                   -
    Accounts payable and accrued expenses                                                     249,082               82,835
-----------------------------------------------------------------------------------------------------------------------------

Net Cash Used For Operating Activities                                                     (4,967,530)          (3,925,400)
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities

Purchases of equipment, improvements and fixtures                                            (364,654)            (241,721)
Capitalized computer software development costs                                               (72,500)                   -
Advances to Mantra                                                                            (69,114)                   -
Investment in joint venture                                                                         -             (400,000)
Other                                                                                        (142,818)                   -
-----------------------------------------------------------------------------------------------------------------------------

Net Cash Used For Investing Activities                                              $        (649,086)    $       (641,721)
-----------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                        U.S. Wireless Corporation and Subsidiary


                                           Consolidated Statements of Cash Flows

Years ended March 31,                                                                             2000                 1999
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Proceeds from issuance of debentures                                                $               -     $      2,500,000
Proceeds from issuance of Series A preferred stock                                                  -            1,400,000
Proceeds from issuance of Series B preferred stock, net of offering costs                   1,000,000            2,700,000
Proceeds from issuance of common stock, net of offering costs                               1,005,001            1,484,851
Proceeds from common stock subscribed                                                          64,476                    -
Proceeds from exercise of common stock options                                                854,479                    -
Collection of stock subscription                                                            2,300,000                    -
Preferred dividends paid                                                                      (45,300)                   -
Principal repayments on obligations under capital leases                                      (39,119)             (15,192)
-----------------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                                                   5,139,537            8,069,659
-----------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash and Cash Equivalents                                         (477,079)           3,502,538

Cash And Cash Equivalents, beginning of year                                                5,788,288            2,285,750
-----------------------------------------------------------------------------------------------------------------------------

Cash And Cash Equivalents, end of year                                              $       5,311,209     $      5,788,288
-----------------------------------------------------------------------------------------------------------------------------



Supplemental Data
   Income taxes paid                                                                $           12,160    $              -
-----------------------------------------------------------------------------------------------------------------------------


Schedule of  non-cash       During the year ended March 31, 2000,  50,000 shares
investing and financing     of  Series  A  Preferred  Stock  were converted into
activities:                 338,982 shares of common stock and 21,600 shares of
                            Series  B  Preferred   Stock  were   converted  into
                            2,160,000 shares of common stock. In addition, 352,952 shares of common stock were issued to consultants upon the cashless exercise of stock options.

                            During fiscal 2000, the Company entered into capital leases for equipment with a cost totaling $44,215.

                                        U.S. Wireless Corporation and Subsidiary


                                           Consolidated Statements of Cash Flows


                         In  connection  with  the  issuance  of  the  Series  B
                    Preferred Stock in fiscal year 2000, the Company recorded a deemed dividend of $3,560,000 as a result of a beneficial conversion feature (see Note 6).

                         In fiscal year 2000,  the Company  recorded  $50,055 of
                    Series A Preferred Dividends that were unpaid as of March 31, 2000.

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

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements


1.       Summary of            Organization and Business
         Accounting Policies

                         U.S.  Wireless  Corporation  is  headquartered  in  San
                    Ramon, California. U.S. Wireless Corporation was incorporated in the State of Delaware in February 1993. The Company develops high-performance, network-based location systems (known as the RadioCamera system) designed to enable wireless carriers and others to provide their customers with value-added, location-based services and applications, including: enhanced 911, live-navigation assistance, enhanced 411, and asset and vehicle tracking.

                         The Company  began its current  business  operations in
                    July 1996 by acquiring 51% of Labyrinth Communications Technologies Group, Inc. ("Labyrinth") and 51% of Mantra Technologies, Inc. ("Mantra"). In January 1998, the Company acquired the remaining 49% minority interest in Labyrinth (Note 2).

                         In July 1999, U.S. Wireless Corporation established its
                    wholly-owned subsidiary, U.S. Wireless International, Inc. (together referred to as "the Company"), which was incorporated in the British Virgin Islands. Its primary asset is an investment in a foreign joint venture, Wireless Technology, Inc. ("WTI"). The Company and Anam Instruments, Inc. ("Anam") entered into a Joint Venture Agreement whereby WTI was formed to develop and manufacture a Code Division Multiple Access interface ("CDMA") for the RadioCamera. WTI has the right to market the RadioCamera throughout Korea, Asia and Australia.

                         Mantra  is  a  U.S.  based  corporation  that  develops
                    network-management systems. In February 1999, Mantra's board of directors approved the recapitalization of Mantra, which provided for the issuance of an additional 33% of Mantra's outstanding common stock to its management. Such shares vested one-third upon issuance, and additional vesting is dependent upon the achievement of defined revenue targets. This recapitalization reduced the Company's ownership of Mantra to 44% at the beginning of the year, and further reductions will occur if vesting targets are achieved. Mantra ceased operations in September 1999. At March 31, 2000 the remaining recorded assets of Mantra consists primarily of cash balances totaling approximately $63,000.

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements

                    Principles of consolidation

                         The  consolidated  financial  statements  for the  year
                    ended March 31, 2000 include the accounts of the Company and its wholly-owned subsidiary U.S. Wireless International, Inc. As a result of the reduction in ownership of Mantra to 44% pursuant to the recapitalization, Mantra has not been consolidated with the Company and has been accounted for under the equity method for the year ended March 31, 2000. The consolidated financial statements for the year ended March 31, 1999 include the accounts of the Company and Mantra. All significant intercompany balances and transactions have been eliminated in consolidation for both years.

                    Cash and cash equivalents

                         The Company  considers  all highly  liquid  investments
                    purchased with a maturity of three months or less on the date of acquisition to be cash equivalents. The Company's cash balances at March 31, 2000 and 1999 consist primarily of investments in mutual funds whose underlying investments consist primarily of adjustable rate senior loans.

                    Equipment, improvements, and fixtures

                         Equipment,  improvements,  and fixtures are recorded at
                    cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally two to five years. Maintenance and repairs are charged to operations as incurred and improvements are capitalized.

                    Long-Lived Assets

                         Long-lived assets are evaluated for possible impairment
                    whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated useful life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. In determining whether impairment exists, the Company compares undiscounted future cash flows to the carrying value of the asset.

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements

                    Income taxes

                         The Company uses the liability method of accounting for
                    income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are recognized based on the temporary differences between the financial statement and income tax basis of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established for deferred tax assets to the extent of the likelihood that the deferred tax assets may not be realized.

                    Stock-based compensation

                         The Company has adopted the provisions of SFAS No. 123,
                    "Accounting for Stock-Based Compensation". Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", but are required to disclose pro forma net income (loss) and earnings (loss) per share as if the fair value method had been adopted. The Company has elected to continue to account for employee stock-based compensation under APB No. 25.


                    Research and development costs and related software development costs

                         Research  and  development   costs  that  do  not  have
                    alternative future uses are expensed as incurred, in accordance with SFAS No. 2 "Accounting for Research and Development Costs".

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements


                         Costs  incurred in the research and  development of new
                    software are expensed as incurred, until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed" until released to market. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, such as: anticipated future revenues, estimated economic life, and changes in software and hardware technologies. During the year ended March 31, 2000, $72,500 of software development costs were capitalized related to the software for the AMPS RadioCamera System. None were capitalized at March 31, 1999. Amortization of the capitalized software costs will begin once the software is available to generate revenues.

                    Net loss per share

                         Basic earnings (loss) per share is computed by dividing
                    net loss attributable to common shares, by the weighted average number of common shares outstanding during each period. The weighted average common shares are exclusive of the contingent unvested shares related to the Labyrinth purchase (Note 2). Diluted earning (loss) per share is similar to basic earnings (loss) per share, except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock options or warrants, contingent shares and the conversion of preferred stock, as if they had been issued.

                         For  the  fiscal  years  2000  and  1999,  there  is no
                    difference between basic and diluted loss per common share, as the effects of the exercise of common stock options, the conversion of preferred stock, and the issuance of any contingent shares related to the acquisition of the minority interest of Labyrinth are anti-dilutive, given the net loss recorded in each year presented. For the fiscal years 2000 and 1999, the following were excluded from the computation of diluted earnings per shares since their effect would be antidilutive:

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements



                                                                                          Number of Shares Convertible
                                                                                      --------------------------------------

                                                                                              2000                    1999
                               ------------------------------------------------------ -------------- -----------------------

                               Options                                                   6,279,871               4,950,500
                               Preferred A Stock                                           135,593                 474,576
                               Preferred B Stock                                         3,840,000               5,000,000
                               Contingent Shares Subject to Vesting                      1,523,941               1,973,053
                               -------------------------------------------------- --- -------------- ------ ----------------
                                                                                        11,779,405              12,398,129
                               -------------------------------------------------- --- -------------- ------ ----------------

                    Revenue Recognition

                         The  Company   accounts  for  revenue  from   long-term
                    contracts under the percentage of completion method, measured by comparing total costs incurred to date to estimated total costs at completion.

                    Segment Reporting

                         The Company is organized in a single operating  segment
                    for purposes of making operating decisions and assessing performance. The chief executive officer (the chief operating decision maker), evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

                    Use of estimates

                         The  preparation of financial  statements in conformity
                    with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates. Significant estimates made by the Company include those related to establishment of technological feasibility and assessment of recoverability of capitalized computer software development costs and estimated costs to complete under the percentage-of-completion method.

                    Recent accounting pronouncements

                         In June 1998, the Financial  Accounting Standards Board
                    Issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements

                    them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition of the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. As of March 31, 2000, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes, and does not expect adoption of the new standard to have a significant effect.

                         In  December   1999,   the  SEC  staff  released  Staff
                    Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

                         In March 2000, the Financial Accounting Standards Board
                    issued Interpretation NO. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on the Company's financial position or results of operations.

                    Reclassifications

                         Certain   prior  year   amounts  in  the   consolidated
                    financial statements have been reclassified to conform to the current year presentation.

2.  Acquisition of
    Minority Interest

                         In January 1998, the Company  submitted  Exchange Offer
                    Agreements (the "Exchange Offer") to stockholders representing the 49% minority interest in Labyrinth. Pursuant to the terms of the Exchange Offer, the Company exchanged 4,498,200 shares of its common stock for 490,000 shares of common stock of Labyrinth. The Exchange Offer provides that the shares of the Company's common stock will vest subject to the following vesting schedule:

                               (i)  20% of shares vest one year from issuance.

                               (ii) 40% of shares  shall  vest  upon  successful
                                    completion and operation of the Company's primary product in a major market.

                               (iii)40%  of  the  shares  shall  vest  when  the
                                    Company achieves cumulative sales of $15 million.

                         As  of  March  31,  2000  and  1999,  an  aggregate  of
                    2,561,156 shares and 2,524,500 shares, respectively, of the Company's common stock have vested, as defined by the Exchange Offer.

                         In addition,  certain  Labyrinth  employees,  primarily
                    engaged in research and development activities, were previously issued stock in Labyrinth in accordance with their employment agreements, subject to restricted share agreements. Such awards were subject to a three-year vesting schedule with one-third vesting each year. Consequently, these employees were subject to vesting both under the terms of their restricted share agreements as well as the Exchange Offer.

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements


                         In  accordance   with  the   provisions  of  Accounting
                    Principles Board Opinion ("APB") Opinion No. 16 and the related interpretations, vesting of the first 20% of the shares has been accounted for using the purchase method of accounting. At the time of the Exchange Offer Agreements, Labyrinth was engaged in ongoing research and development activities related to the hardware and software for the RadioCamera and accordingly, this initial vesting of shares was characterized by the Company as purchase consideration for in-process research and development.

                         With   respect  to   employees,   the  vesting  of  the
                    additional 80% of the shares is accounted for as a compensatory arrangement due to the performance criteria for vesting and because continued employment with the Company is necessary for vesting of additional shares to occur. Accordingly, at the date of achievement of the remaining performance milestones, the Company will record compensation expense based upon the number of shares vesting at the trading price of the Company's stock. With respect to vesting of the additional 80% of the shares by non-employee investors, upon the achievement of the vesting milestones the Company will record additional purchase consideration for the number of shares that vest at the trading price of the Company's stock.

                         During  fiscal  2000 the  Company  recorded  in-process
                    research and development of $30,294 and compensation expense of $41,291 related to the vesting of 36,353 shares to an employee-shareholder. During fiscal 1999, the Company recorded compensation expense of $1,283,594 and in-process research and development of $893,558 related to the vesting of 1,741,721 shares to both employee-shareholders and investors as a result of achievement of the second milestone. During the year ended March 31, 2000,

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements

                    two of the employee shareholders left the Company, forfeiting an aggregate of 413,103 shares (Note 8). As of March 31, 2000, there are 1,523,941 shares (866,959 held by employees) remaining to vest upon achievement of the third and final milestone.

3.  Investment in Joint
    Venture

                         In connection  with the  formation of WTI,  pursuant to
                    the terms and conditions of the Joint Venture Agreement (as amended), in fiscal year 1999, the Company sold 20,000 shares of Series A Preferred Stock to Anam for $400,000 (see
                    Note 6). The cash proceeds from this sale were then contributed by the Company to WTI, while Anam contributed cash of $800,000. Accordingly, the Company had a 33%
                    ownership interest in WTI, and Anam had a 67% ownership interest at March 31, 1999.

                         In July 1999,  WTI sold  additional  shares of stock to
                    outside investors at a significant premium to shares purchased by the Company, decreasing the Company's ownership to approximately 11% as of March 31, 2000. Based on the value reflected by the additional capital investment in WTI, the Company recorded a $331,578 increase in the carrying amount of the investment, which was credited to Additional Paid-in Capital. Due to the Company's representation on the Board of Directors of WTI and its control over the technology being developed with WTI, the Company accounts for this investment using the equity method of accounting.

                         The  Company's  equity in net losses of WTI  aggregated
                    $390,208  and  $341,370  during  fiscal years 2000 and 1999, respectively. However, losses totaling approximately $192,000 have not been applied as of March 31, 2000 since the carrying amount of the investment has been reduced to zero.

                         The Company has a Joint Development Agreement with WTI.
                    Under the terms of the contract, WTI will reimburse the Company for ongoing research and development expenses associated with the development of the CDMA interface for the RadioCamera and provide technical support. In addition, pursuant to the Joint Development Agreement, WTI agreed to reimburse the Company for $650,000 of research and development expenses incurred prior to formation of the joint venture, subject to defined financing and performance objectives. No reimbursements have been received to date. The Company has not recorded an accounts receivable for this reimbursement because management believes that while these funds are due and payable to the Company, collection is uncertain. The Company retains sole ownership of the developed technology. WTI, in return, receives the right to manufacture and market the CDMA version of the RadioCamera throughout Korea, Asia and Australia. WTI will be required to pay the Company a royalty for each CDMA product sold, exclusive of product sales to the Company, based upon commercially acceptable terms that have yet to be determined. The Company will be required to pay WTI a similar royalty for each product sold by the Company which has not been manufactured by WTI. The Company also agrees to use WTI as its preferred supplier of the CDMA version of the RadioCamera subject to WTI being able to provide the product on competitive terms.

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements

                         During fiscal years 2000 and 1999, the Company received
                    $534,000 and $482,000, respectively, for reimbursements for ongoing research and development expenses of the product incurred by the Company unrelated to the reimbursable amount noted above. These reimbursements have been recorded as a reduction of research and development expense.

4.  Costs and Earnings
    in Excess of Billings

                         This account represents costs and earnings in excess of
                    billings on a contract with a state government agency to provide traffic flow information. The total contract amount is $461,000 and completion is expected during the fiscal year ended March 31, 2001. The contract price is paid on a quarterly basis, with the final 10% due upon completion of the project. The revenues under this contract represented principally all of the revenues earned in fiscal year 2000.

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements


5.       Income Taxes       The major components of the deferred tax assets and liabilities are as follows:

                            March 31,                                                             2000              1999
                            ----------------------------------------------------------------------------------------------
                              Deferred tax assets:
                               Net operating loss carryforwards                       $      6,693,000   $     3,385,799
                               Deferred research and development expenses                    1,726,000                 -
                               Research and development tax credit carryforwards               966,000                 -
                               Stock-based compensation                                        687,000           552,646
                               Other                                                           418,000            58,765
                            ----------------------------------------------------------------------------------------------
                            Gross deferred tax assets                                       10,490,000         3,997,210

                            Deferred tax liabilities:
                               State income taxes                                             (595,000)         (430,869)
                            ----------------------------------------------------------------------------------------------
                            Net deferred tax assets before valuation allowance               9,895,000         3,566,341
                            Valuation allowance                                             (9,895,000)       (3,566,341)
                            ----------------------------------------------------------------------------------------------
                            Net deferred tax assets                                   $              -   $             -
                            ----------------------------------------------------------------------------------------------

                         At March 31, 2000 and 1999,  the Company  established a
                    100% valuation allowance for the net deferred tax assets because management could not determine that it was more likely than not that the deferred tax assets could be realized. The change in valuation allowance totaled
                    $6,328,659  and  $1,760,824  for fiscal years 2000 and 1999, respectively.

                         As of March 31,  2000,  the  Company  has  Federal  net
                    operating loss carryforwards (NOLS) totaling approximately $17,482,000, which expire at various times through 2020. For State purposes, the Company has NOLS totaling approximately $8,472,000, which expire at various times through 2005. Utilization of a portion of the NOLS may be limited pursuant to Internal Revenue Code Section 382 due to ownership changes because they were acquired in connection with the purchase of Labyrinth. Also, should significant changes to the existing ownership of the Company occur, the annual amount of NOL carryforward available for future use would be further limited.

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements


                         In addition, the Company has approximately $524,000 and
                    $442,000 of Federal and State research and development tax credit carryforwards. The Federal credits expire at various times through 2020.

                         A  reconciliation  of  income  taxes  computed  at  the
                    federal statutory tax rate to income tax expense at the effective income tax rate is as follows:

                              Years Ended March 31,                                                      2000        1999
                              ---------------------------------------------------------------------------------------------
                              Federal statutory income tax (benefit) rate                             (34.0)%     (34.0)%
                              Increases (decreases) resulting from:
                              State tax benefit, net of federal liability                             (11.2)%      (3.0)%
                              Permanent differences                                                   (30.7)%       11.0%
                              Research and development tax credit carryforwards                        (6.8)%          -%
                              Net change in valuation allowance                                         81.5%       26.0%
                              Other                                                                      1.2%          -%
                              ---------------------------------------------------------------------------------------------
                              Effective income tax (benefit) rate                                        (-)%        (-)%
                              ---------------------------------------------------------------------------------------------

6. Stockholders'
   Equity           Series A Preferred Stock and Common Stock Private Placement

                         During  fiscal  year  1999,  the  Company  completed  a
                    private offering of its securities, in which the Company raised gross proceeds of $5,123,284 through the sale of 668,206 shares of common stock and 70,000 shares of the Company's Series A Preferred Stock (Series A), including 20,000 shares sold to Anam in connection with the formation of WTI (Note 3). Concurrent with the private offering was the conversion by debenture holders of the Company of
                    $2,500,000 principal amount of secured debentures in exchange for 961,538 shares of common stock. The debentures were originally issued in May 1998.

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements


                         In  connection  with the  offering,  the  Company  paid
                    $150,000 in commissions plus warrants to purchase 110,000 shares of common stock at $4.00 per share, and 110,000 shares of common stock at $5.00 per share, exercisable for three and five years, respectively. Additionally, the Company issued options to purchase 150,000 shares of the Company's common stock at $2.00 per share, exercisable for five years commencing one year from issuance. The estimated fair value of these warrants and options was determined in accordance with SFAS No. 123, and aggregated $651,558. Total cash and non-cash offering costs of $801,558 have been netted against gross proceeds received in the private placement.

                         The shares of Series A carry a  cumulative  dividend at
                    the rate of 6% per annum, payable in cash or shares of Series A upon the earlier of redemption or conversion to common shares. Holders of the Series A have the right to convert each share into shares of common stock at a conversion price of $2.95 per share, at any time commencing 90 days from issuance. The shares of Series A have no voting rights and carry a liquidation preference of $20 per share. The Company may redeem the Series A upon the earlier of three years from issuance, or when the closing price for the Company's common stock has been at least $5.90 for any consecutive 30-day period.

                         During fiscal year 2000, 50,000 shares of Series A were
                    converted into 338,982 shares of the Company's common stock. At March 31, 2000 and 1999, the Company had 20,000 and 70,000 shares, respectively, of Series A stock issued and outstanding. Total authorized preferred stock is 1,000,000 shares with 300,000 shares being designated as Series A and 60,000 shares being designated as Series B.

                         The Company  recorded  dividends  of $95,355 for fiscal
                    year 2000, of which $50,055 was accrued at year end. In addition, dividends in arrears aggregated approximately $36,000 at March 31, 2000 and were included in the calculation of net loss attributable to common shares.

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements


                    Series B Preferred Stock and Common Stock Private Placement

                         During  fiscal  year  1999,  the  Company  initiated  a
                    private placement of up to 50,000 shares of its Series B Preferred Stock (Series B) at $100 per share, which was subsequently increased to 60,000 shares during fiscal year 2000, and shares of common stock.

                         Each share of Series B has a liquidation  preference of
                    $100 per share and is convertible into 100 shares of the Company's common stock, commencing 90 days after the offering's closing date. However, if conversion was elected within 12 months of issuance, each share of Series B Preferred Stock was convertible into only 67 shares of the Company's common stock. Further, the Series B shares shall automatically convert into shares of common stock when the closing price for the shares of common stock has been at least $5.00 for 30 consecutive days. Holders of the Series B vote as a separate voting group, and are entitled to elect one member to the Company's Board of Directors, until the earlier of such time as: (i) 50% of the shares of Series B Preferred Stock have been voluntarily converted into common stock, and (ii) in the event of a mandatory conversion of the Series B Preferred Stock, an aggregate of 50% of the total numbers of shares of common stock issued upon conversion have been resold. Series B holders shall also vote on the issuance of any stock that ranks senior to, or on parity with, the Series B, and on any change in the terms of the Series B.

                         During  fiscal  year 1999,  the  Company  entered  into
                    subscription agreements with three private investors and sold an aggregate of 50,000 shares of Series B Preferred Stock at $100 per share. At March 31, 1999, 27,000 of the Series B shares were issued, and the Company received gross proceeds of $2,700,000. The remaining 23,000 shares of Series B were issued and held in escrow at March 31, 1999. The shares were released from escrow upon shareholder approval and receipt of $2,300,000 by the Company in April 1999.

                         During  fiscal  year 2000 the Company  consummated  the
                    sale of an additional 10,000 shares of Series B to private investors as well as 405,000 shares of common stock to employees, officers and directors, and consultants. In

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements

                    connection with the sale of the common stock, the Company recorded compensation expense for the difference between the offering price of $1.00 per share, and the trading price of the Company's stock on the date of sale, totaling $429,000.

                         The Company issued  options to purchase  200,000 shares
                    of the Company's common stock to consultants for their services in connection with the offering. These options expire in 2002 and 2004, have an exercise price of $2.50 per share and are exercisable one year from issuance. The fair value of these options totaling approximately $335,000 have been treated as offering costs. In addition, the Company awarded 149,425 shares to a private placement agent in connection with the Series B placement. The total value of these shares (based upon the trading price at the date of award) was $243,563 and has been treated as offering costs.

                         In March  2000,  21,600  shares of  Series B  Preferred
                    Stock were converted into 2,160,000 shares of the Company's common stock.

                         Of the  60,000  shares  of  Series  B  Preferred  stock
                    authorized,   38,400  and  50,000  shares  were  issued  and
                    outstanding at March 31, 2000 and 1999, respectively.

                         After March 31,  2000 the  remaining  38,400  shares of
                    Series B Preferred Stock were converted into 3,840,000 shares of common stock.

                         The  conversion  price to common stock for the Series B
                    Preferred stock was $1.00/per share, which was at a discount from the trading price of the Company's common stock at the date of investment. Accordingly the Company recorded a deemed dividend for this beneficial conversion feature during fiscal 2000 totaling $3,560,000.

7.   Stock Options
     and
     Stock Awards

                         The Company issues  non-qualified  common stock options
                    to its employees, officers and directors, and to various consultants performing services for the Company. Options granted to employees generally vest over three or four years, expire five years from the date of grant or six months following termination of employment, and have exercise prices ranging from $2 to $32.00 per share. Options granted to consultants generally vest immediately upon performance of the services required, or upon completion of a funding transaction (where the options are issued to placement agents), or over three years. The options expire three-to-five years from the date of grant. Current outstanding options granted to consultants have exercise prices ranging from $2 to $8 per share. The following table summarizes transactions pursuant to the Company's non-qualified stock option agreements:

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements


                                                                                 Weighted Average
                                                                               Exercise Price Per
                                                                                            Share            Outstanding
                            ------------------------------------------------ --------------------- -----------------------
                            March 31, 1998                                             $     2.30              4,754,000
                                Granted                                                      2.86                852,500
                                Exercised                                                    2.01               (103,000)
                                Cancelled                                                    3.39               (553,000)
                            ------------------------------------------------ ------------ -------- -----------------------
                            March 31, 1999                                                   2.28              4,950,500
                                Granted                                                     15.55              2,671,500
                                Exercised                                                    2.29               (719,912)
                                Cancelled                                                    2.66               (622,217)
                            ------------------------------------------------ ------------ -------- -----------------------
                            March 31, 2000                                             $     7.89              6,279,871
                            ------------------------------------------------ ------------ -------- -----------------------

                                                                                  Weighted Average
                                                                                Exercise Price Per           Outstanding
                                                                                             Share
                            ------------------------------------------------ --------------------- -----------------------
                             Options Exercisable at:
                                March 31, 1999                                         $     2.24              3,758,317
                                March 31, 2000                                         $     2.37              4,267,705
                            ------------------------------------------------ ------------ -------- -----------------------

                              The Company issued 1,982,500 and 379,500 stock options to employees and officers and directors during the years ended March 31, 2000 and 1999, respectively. The Company applies APB Opinion No. 25, "Accounting for Stock issued to Employees," and related Interpretations in accounting for stock options granted to employees and officers and directors. Under APB 25, the difference between the exercise price and the market value of the underlying stock on the date of grant is recorded as compensation and expensed over the related vesting period. Total compensation expense for employee stock options for fiscal years 2000 and 1999 was $586,034 and $4,067, respectively. In 1997, the Company recorded unearned compensation for the options granted that year and amortized the expense over the vesting period. As of March 31, 2000, the options granted to employees were fully amortized. The amortization of unearned compensation for fiscal years 2000 and 1999 was $244,958 and $516,480 respectively.

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements

                         The following table  summarizes  information  about the
                    Company's stock options outstanding and exercisable at March 31, 2000:

                                                                Outstanding                           Exercisable
                                                ---------------------------------------------  ---------------------------
                                                                                  Weighted                     Weighted
                                                                                   Average                      Average
                                 Range Of        Outstanding At    Contractual    Exercise    Exercisable At   Exercise
                              Exercise Prices    March 31, 2000  Period In Years    Price     March 31, 2000     Price
                            ----------------------------------------------------------------------------------------------
                            $    2.00 -  3.00       4,204,955           5             2.12       3,690,288       $ 2.08
                                 3.00 -  10.00        748,166           5             4.51         577,417         4.36
                                10.00 -  25.00        164,250           5            15.58               0            0
                                25.00 -  32.00      1,162,500           5            29.94               0            0
                            ----------------------------------------------------------------------------------------------

                         During  fiscal year 2000,  the Company  awarded  15,000
                    shares of stock to a public relations firm pursuant to a consulting agreement. In connection with this issuance, the Company recorded $60,945 of marketing expense, which is included in operating expenses.

                         In  December  1997,  the  Company  adopted  the  Senior
                    Management Incentive Plan (the "Plan"). The Plan provides for the issuance of up to an aggregate of 500,000 shares of the Company's common stock upon exercise of stock options and other rights to officers, key employees, and consultants. Awards made pursuant to the Plan will generally vest over three-year periods. As of March 31, 2000, no stock options, or other rights, have been issued under the Plan.

                         Under   SFAS   123,   "Accounting   for   Stock   Based
                    Compensation", compensation associated with stock options issued to consultants is measured based on the estimated fair value of services received by the Company, or the fair value of the options issued by the Company, whichever is more reliably measurable. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes model with the following assumptions used for grants in 2000 and 1999: no dividend yield for any year; expected volatility ranging from 90% to 113% and 108% to 132%, generally; risk-free interest rates of approximately 6.5% and 6.0%; and expected lives of 3 to 5 years, generally.

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements

                         The  Company  issued  689,000  and  103,000  options to
                    consultants and recorded $302,204 and $48,234 in related compensation expense for fiscal years 2000 and 1999, respectively.

                         If the Company had  accounted for all options under the
                    fair value provisions of SFAS 123, the Company's net loss would have increased to the proforma amounts indicated below:

                            Year Ended May 31,                                                 2000               1999
                            ----------------------------------------------------------------------------------------------

                            Net Loss Attributable to Common Shares
                              As reported                                        $      11,463,897     $    (7,230,277)
                              Proforma                                                 (12,782,076)         (9,513,947)
                              Per share as reported                                          (0.92)              (0.83)
                              Per share pro forma                                            (1.03)              (1.08)
                            ----------------------------------------------------------------------------------------------

8.   Commitments
     and
     Contingencies  Operating leases

                         The Company leases office  facilities in California and
                    Virginia under non-cancelable operating leases. Minimum monthly rental payments are $23,879 and $19,710, and the leases expire in December 2003 and March 2002, respectively. The Virginia lease contains a one-year renewal provision and provides for a security deposit in the form of a $100,000 letter of credit, which was delivered to the landlord subsequent to March 31, 2000. Both leases also contain base rent escalation provisions. The Company also leases 13 rooftop-testing facilities under one-year terms with monthly payments starting at $400. Subsequent to March 31, 2000, the Company entered into an additional nine rooftop-testing leases, with similar terms.

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements


                         At March  31,  2000,  aggregate  future  minimum  lease
                    payments due under non-cancelable operating leases with terms greater than one year, are as follows:

                              Year ending March 31,                                                                Amount
                              ---------------------------------------------------------------------------------------------
                              2001                                                            $                   520,000
                              2002                                                                                517,500
                              2003                                                                                239,900
                              ---------------------------------------------------------------------------------------------
                              Total minimum lease payments                                    $                 1,277,400
                              ---------------------------------------------------------------------------------------------

                         Rent expense was $314,190 and $273,964 for fiscal years
                    2000 and 1999, respectively.

                    Capital leases

                         The  Company  leases  equipment  under   non-cancelable
                    capital leases. The minimum monthly rental payment on capital leases is $1,464, and the related leases expire in March 2003. At March 31, 2000, aggregate future minimum lease payments due under capital leases are as follows:



                              Year ending March 31,                                                              Amount
                              ---------------------------------------------------------------------------------------------

                              2001                                                                        $      17,600
                              2002                                                                               17,600
                              2003                                                                               17,600
                              ---------------------------------------------------------------------------------------------

                                                                                                                 52,800
                              Less amounts representing interest                                                 (8,585)
                              ---------------------------------------------------------------------------------------------

                              Total future minimum lease payments, net                                           44,215
                              Less current portion due within one year                                          (11,059)
                              ---------------------------------------------------------------------------------------------
                              Long-term portion of obligation under capital leases                        $      33,156
                              ---------------------------------------------------------------------------------------------

                         Equipment, improvements, and fixtures include equipment
                    under capital leases of $125,250 and $81,035, and accumulated amortization of $78,443 and $51,431 as of March 31, 2000 and 1999, respectively.

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements


                    401(k) Plan

                         The  Company   sponsors  a  401(k)  Plan  (the  "Plan")
                    covering eligible employees of the Company. Employees are eligible to participate in the Plan after completing one month of service. The Company's contributions to the Plan are discretionary, and are determined on a plan year-end basis which is December 31. The Company did not make contributions to the Plan during fiscal 2000 or 1999.

                    Employment agreements

                         The  Board of  Directors  have  approved  the  terms of
                    employment agreements for officers and key employees as follows, however, certain terms of the agreements are still under negotiation with the Company at March 31, 2000:

                         Chairman of the Board and Chief Executive Officer - The
                    current five-year employment agreement was extended for a period of three years, terminating July 2004. Annual salary set at $275,000 with an annual bonus of up to 40% of base salary subject to meeting certain board determined milestones. In addition 750,000 stock options were granted at an exercise price of $29.94 per share with vesting over four years, one-fourth per year at each anniversary date of the agreement. The agreement contains provisions providing for a two-year non-compete period upon termination of employment and severance compensation in the amount of three times the aggregate annual compensation paid during the preceding calendar year prior to termination or in the event of a change in control or decrease in his position, as well as a $1,000,000 life insurance policy, payable to his designees.

                         President and Chief Operating Officer - The term of the
                    agreement is for a period of four years commencing from the date of employment. Annual salary is set at $250,000 per year with a yearly bonus of up to 40% of base salary subject to the Company meeting certain Board determined milestones. Under the agreement, 400,000 options are granted at an exercise price of $29.94 per share with vesting over the term of the agreement at a rate of one-fourth per year at each anniversary date. In the event certain Board determined milestones are met or if there is a change in control of the Company, the option vesting period for 100,000 of the options would be accelerated. In addition, the Company granted 100,000 shares of common stock in April 2000 vesting at a rate of 25,000 shares per year on the anniversary date of the grant. The agreement also provides for severance compensation equal to the lesser of six months salary or salary for the remaining term of the agreement, in the event of a change in control of the Company or decrease in his position, as well as immediate vesting of unvested options that would have vested within the following six months.

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements


                         General  Counsel,  Vice President - Business and Market
                    Development, President - Compass Services Division, Vice President - Compass Services Division and certain other key employees. These agreements, generally with three year terms, provide for individual annual salaries ranging from $100,000 to $150,000 and provide for individual option grants ranging from 75,000 shares to 150,000 shares, which generally vest over the term of the employment agreement on each anniversary date with acceleration in the event certain board determined milestones are met. In addition, the agreements contain severance provision providing salary for the lesser of six months or the remaining term of the agreements and immediate vesting of all unvested options, in the event of a change in control or decrease in responsibilities with the Company.

                    Legal Matters

                         During  the  year  ended  March  31,  2000  two  former
                    employees filed suit against the Company seeking lost wages, stock options and unvested common stock as a result of their terminations. These former employees were also Labyrinth employee-shareholders (Note 2). Company management has estimated the possible claims, including money damages and stock awards sought, at approximately $1,000,000 to $2,000,000 (based upon current stock prices). The Company denies all claims and allegations and intends to vigorously defend these actions, and has filed counterclaims seeking unspecified damages. These matters have been submitted to binding arbitration. Company management believes, after consultation with legal counsel, that they have meritorious defenses and will prevail in this matter. Management does not believe that ultimate resolution of these suits will have a material effect on the Company's financial condition, operations or cash flows.

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements



9.   Concentration
     Of Credit Risk

                         As of March 31, 2000 and 1999,  the Company had amounts
                    on deposit that exceeded federally insured limits by $5,311,209 and $5,114,463, respectively. Furthermore, 87% of the cash on hand is located in one cash account.

10.  Related Party
     Transactions

                         One Board  member  is the  managing  director  of Ocean
                    Castle Investors, LLC a consultancy firm which the Company has used for investor relations services. As payment for those services the Company issued 50,000 options to Ocean Castle Investors during fiscal 2000. These options have an exercise price of $2.00 per share and expire during 2002. The fair value of these options totaling $41,207 has been included in operating expenses.

                         This Board member is also the Chief  Executive  Officer
                    and Chairman of the Board of Global Technologies, Inc. which purchased 30,000 shares of the Series B Preferred Stock during fiscal year 1999, which was subsequently converted to 3,000,000 shares of common stock during fiscal year 2000.

11.  Fourth Quarter
     Adjustments

                         The  Company  recorded  certain  adjustments   totaling
                    $3,838,113 in the fourth quarter that related to transactions in earlier quarters in the current fiscal year. The nature and amounts of such adjustments are as follows: stock compensation adjustments of $848,268, recognition of equity in losses of Mantra and the joint venture of $316,479, depreciation expense of $119,166, deemed dividend for the Series B Preferred Stock of $2,670,000, miscellaneous other equity adjustments relating to stock option exercises and unvested common stock forfeitures totaling $16,042, and other miscellaneous expense adjustments totaling ($131,842). The Company has restated its unaudited quarterly financial statements.


12.  Subsequent
     Events

                         In May 2000, the Company  authorized  150,000 shares of
                    Series C Preferred Stock with a $.01 par value. This issue has a stated liquidation preference of $200 per share plus unpaid and accrued dividends, and is senior to all common stock. It is redeemable by the Company at a redemption price of $200 plus unpaid and accrued dividends at any time upon the earlier of June 1, 2004 or the date after the closing price for the Company's Common Stock has been at least $45 for a consecutive thirty-day period. Dividends are cumulative and payable semi-annually beginning June 1, 2000 at an annual rate of 6.5% per share. Each share of Series C Preferred Stock will convert into the number of shares of common stock equal to the liquidation value of $200 divided by the initial conversion price of $19.03 at any time at the holder's option. The Series C Preferred Shareholders have the right to vote on all matters voted on by the stockholders except the election the Board of Directors. However, they are allowed to elect one member of the Board of Directors until at least 50% of the shares of Series C Preferred Stock have been converted into shares of Common Stock. The Series C Preferred Stockholders are entitled to that number of votes equal to the number of shares of Common Stock that such holder is entitled to receive upon conversion of such of Series C Preferred Stock.

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements


                         In June 2000, the Company completed the sale of 112,500
                    shares of the $.01 par value Series C Preferred Stock at a price of $200 per share to American Tower Corporation (ATC). Proceeds of the Series C Preferred Stock net of offering costs were approximately $21 million.

                         Concurrent  with this  private  placement  the  Company
                    entered into two agreements with ATC and its operating entities: a master license agreement and services agreement. Under the terms of the agreements, ATC will provide site licenses and services in connection with the Company's network build-out. Under the term of the agreements, the Company will license a minimum of 1,000 tower facilities at rates starting at $450 per month for each facility. The license fee will be increased a rate of 5% per year, beginning in the third year. If ATC has 10,000 tower facilities available by December 31, 2000, the Company will license 150 sites prior to the end of the first year, an additional 300 sites prior to the end of the second year and an additional 550 sites prior to the end of the third year. This commitment will increase in the event that the Company meets certain market milestones and ATC satisfies certain tower building or acquisition milestones. The term of the agreement will be effective for three years. The term of each site license will continue for a five-year period and will be extended for additional five-year periods unless notified by the Company. Under the services agreement, ATC will provide network build-out services, including, radio frequency design, radio frequency engineering, site identification, site acquisition and development, site zoning and permitting, site construction and installment management, and component purchases.

                                        U.S. Wireless Corporation and Subsidiary


                                                   Notes to Financial Statements


                         Subsequent to March 31, 2000,  the Company also entered
                    into agreements with two manufacturer's to build RadioCameras and other component parts. Total commitments under these agreements total approximately $1,100,000.