Form 10QSB/A
period 1999-09-30
U S WIRELESS CORP
filed 2000-07-03
CIK 912083

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


                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1999 and March 31, 1999

                                                                                                 Sept. 30,            March 31,
                                                                                                   1999                 1999
                                                                                             ------------------     --------------
                                                                                                (Unaudited)           (Note 1)
                                                                                                (Restated)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                         $  8,200,125         $5,788,288
Stock subscription                                                                                           -          2,300,000
Due from affiliate                                                                                     116,313                  -
Investment in joint venture                                                                            279,682             58,630
Investment in affiliate                                                                                136,727                  -
Other current assets                                                                                         -              2,323
                                                                                                     ---------      -------------

Total Current Assets                                                                                 8,732,847          8,149,241
                                                                                                     ---------      -------------

EQUIPMENT, IMPROVEMENTS AND FIXTURES, net of accumulated
   depreciation and amortization (Note 3)                                                              373,603            381,617
                                                                                                     ---------      -------------
OTHER ASSETS
  Security deposits                                                                                     25,035             25,035
                                                                                                     ---------      -------------
          Total other assets                                                                            25,035             25,035
                                                                                                     ---------      -------------
          Total assets                                                                             $ 9,131,485         $8,555,893
                                                                                                   ===========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                               $  382,531          $ 335,543
Obligations under capital leases, current                                                               28,177             34,486
                                                                                                     ---------      -------------
          Total current liabilities                                                                    410,708            370,029

Obligations under capital leases, noncurrent                                                             4,632              4,632
                                                                                                     ---------      -------------

          Total liabilities                                                                            415,340            374,661
                                                                                                     ---------      -------------

MINORITY INTEREST IN SUBSIDIARY                                                                              -             76,434
                                                                                                     ---------      -------------

STOCKHOLDERS' EQUITY:
Series A preferred stock convertible, $.01 par value, 300,000 shares authorized; 70,000
shares issued and outstanding at September 30, 1999 and March 31, 1999                                     700                700
Series B preferred stock, $.01 par value, 60,000 and 50,000 shares authorized and issued
and outstanding respectively at September 30, 1999 and March 31, 1999                                      600                500
Common stock, $.01 par value, 40,000,000 shares authorized; issued and outstanding at
September 30, 1999 14,175,481 shares and at March 31, 1999, 13,556,188 shares                          141,756            135,563
Additional paid-in capital                                                                          37,213,721         32,504,598
Unearned Compensation                                                                                        -           (244,958)
ccumulated deficit                                                                                 (28,640,632)       (24,291,605)
                                                                                                     ---------      -------------
          TOTAL STOCKHOLDERS' EQUITY                                                                 8,716,145          8,104,798
                                                                                                     ---------      -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 9,131,485         $8,555,893
                                                                                                   ===========         ==========

      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                          Six Months Ended               Three Months Ended
                                                                     Sept. 30,        Sept. 30,       Sept. 30,       Sept. 30,
                                                                        1999            1998             1999            1998
                                                                    ------------      ----------      ----------      ----------
                                                                    (Restated)                               (Restated)

Net sales .......................................................   $       --      $       --      $       --      $       --
                                                                    ------------      ----------      ----------      ----------
Costs and expenses:
   Operating expenses ...........................................      3,116,176       2,346,069       1,193,354       1,227,456
                                                                    ------------      ----------      ----------      ----------

Loss before other income and minority interest in net
     loss of continuing  subsidiaries ...........................     (3,116,176)     (2,346,069)     (1,193,354)     (1,227,465)

Other income (expense):
  Interest income ...............................................        244,977         167,857         127,851         133,452
  Equity in loss of joint venture ...............................       (110,526)           --          (110,526)           --
  Equity in loss of Mantra ......................................        (63,618)           --           (31,809)           --
                                                                    ------------      ----------      ----------      ----------
Loss before minority interest in net loss of
     subsidiaries ...............................................     (3,045,343)     (2,178,212)     (1,207,838)     (1,094,013)

Minority interest in net income (loss) of subsidiaries                      --            24,856            --              (381)
                                                                    ------------      ----------      ----------      ----------

Net loss ........................................................     (3,045,343)     (2,153,356)     (1,207,838)     (1,094,394)

Deemed dividend for Series B Preferred Stock ....................     (1,780,000)           --          (890,000)           --
                                                                    ------------      ----------      ----------      ----------

Net loss attributable to common shares ..........................   $ (4,825,343)   $ (2,153,356)   $ (2,097,838)   $ (1,094,394)
                                                                    ============      ==========      ==========      ==========

Basic and diluted loss per common share:
   Loss before minority interest in net loss of .................   $       (.40)   $       (.13)   $       (.17)   $       (.12)
      subsidiaries
   Minority interest in net loss of subsidiaries                            --              --              --              --
                                                                    ------------      ----------      ----------      ----------

Basic and diluted net loss ......................................   $       (.40)   $       (.13)   $       (.17)   $       (.12)
                                                                    ============      ==========      ==========      ==========

Weighted average number of common  shares outstanding ...........     12,140,875       8,480,482      12,283,898       9,058,101
                                                                    ============      ==========      ==========      ==========








      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                                           Six Months Ended
                                                                                                ------------------------------------
                                                                                                    Sept. 30,             Sept. 30,
                                                                                                      1999                  1998
                                                                                                ------------------    --------------
                                                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .............................................................................................   $(3,045,343)   $(2,153,356)
Adjustments to reconcile net loss to cash (used) for operating activities:
   Depreciation ......................................................................................       170,444        125,000
   Minority interest in net losses of subsidiaries ...................................................          --          (24,856)
   Stock based compensation ..........................................................................     1,034,205        258,240
   Equity in loss of Mantra ..........................................................................        63,618           --
   Equity in loss of joint venture ...................................................................       110,526           --

Increase (Decrease) from changes in assets and liabilities:
  (Increase) in inventory ............................................................................          --          (29,285)
  Decrease in other current assets ...................................................................         2,323           --
  (Increase) in due from affiliate ...................................................................      (170,533)          --
  Accounts payable and accrued expenses ..............................................................        58,329        (25,787)
  Other ..............................................................................................       (53,649)          --
                                                                                                          -----------   ------------
          Net cash (used) for operating activities ...................................................    (1,830,080)    (1,850,044)
                                                                                                          -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment, improvements and fixtures ...............................................      (145,479)      (257,006)
                                                                                                          -----------   ------------

          Net cash provided by investing activities ..................................................      (145,479)      (257,006)
                                                                                                          -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations .............................................................        (6,309)       (12,618)
   Receipt of stock subscription .....................................................................     2,300,000           --
   Proceeds from issuance of preferred stock .........................................................     1,000,000      5,389,312
   Net proceeds from issuance of common shares .......................................................     1,093,705         25,359
                                                                                                          -----------   ------------
Net cash provided by financing activities ............................................................     4,387,396      5,402,053
                                                                                                          -----------   ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................................     2,411,837      3,295,003

Cash, beginning of period ............................................................................     5,788,288      2,285,750
                                                                                                          -----------   ------------
Cash, end of period ..................................................................................   $ 8,200,125    $ 5,580,753
                                                                                                          ===========   ============
Supplemental disclosure of cash flow information:
   Interest paid .....................................................................................   $      --      $      --
   Taxes paid ........................................................................................   $      --      $     1,248

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

NOTE 2 - RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

                  During the course of the audit of the financial statements for the year ended March 31, 2000, there several non-cash transactions identified which required adjustment to the financial statements. Certain of these adjustments had a significant impact on previously reported quarterly financial statements and have been restated accordingly.

                  The net impact on the consolidated net loss for the six months ended September 30, 1999 was an increase in the net loss of $944,014. The adjustments related to the net loss primarily consists of (i) stock compensation of $789,247; (ii) reversal of costs related to the issuance of common stock of $(149,425); (iii) recognition of equity in loss of the joint venture and Mantra aggregating to $174,144; (iv) forfeiture of stock options of $165,467; (v) depreciation expense of $79,444 and (vi) other miscellaneous adjustments of $(114,863).

                  Additionally, the basic and diluted loss per common share has been adjusted for the six months ended September 30, 1999 to account for 1,973,683 of contingent shares as discussed in
                  Note 3.

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

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 4 -          EQUIPMENT, IMPROVEMENTS AND FIXTURES


                  Equipment, improvements and fixtures, net at September 30, 1999 and March 31, 1999 consisted of the following:

                                                                                      Sept. 30,              March 31,
                                                                                        1999                   1999
                                                                                  ------------------     ------------------

                  Furniture, fixtures and equipment                               $      980,252         $       817,822

                  Less: accumulated depreciation and amortization                        (606,649)              (436,205)
                                                                                  ------------------     ------------------

                                                                                  $      373,603         $       381,617
                                                                                  ==================     ==================

NOTE 5 -          STOCK OPTIONS

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

                  The value of the options granted was established by the difference between the exercise price and the fair market value of the options issued on the dates of grant, were accounted for as unearned compensation and amortized and expensed over the related vesting periods. During each of the three month periods ended September 30, 1999 and 1998, $115,538 and $129,120 of unearned compensation were amortized to expense respectively. For the six months ended September 30, 1999, $1,034,205 of unearned compensation was amortized to expense. The balance of unearned compensation at September 30, 1999 was reduced to zero as reflected in the accompanying balance sheet.

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

NOTE 7 -          BENEFICIAL CONVERSION FEATURE OF SERIES B PREFERRED STOCK

                  The Company's Series B Preferred Stock includes a beneficial conversion feature in that the conversion price to common stock is $1.00 per share, which is at a discount from the trading price of the Company's common stock at the date of investment. Accordingly, the Company has recorded in the accompanying consolidated statement of operations a deemed dividend for this beneficial conversion feature in the amount of $1,780,000 for the three months ended September 30, 1999.

NOTE 8 -          YEAR 2000 COMPUTER ISSUE

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

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Statements contained herein which are not historical facts may be considered forward looking information with respect to plans, projections or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected.

Three months ended September 30, 1999 compared to the three months ended September 30, 1998:

Consolidated operating expenses were $1,193,354 for the three months ended September 30, 1999, compared to $1,227,465 for the three months ended September 30, 1998. Decreased operating expenses were primarily attributable to better cost control by the Company and the costs of the development of the CDMA RadioCamera being primarily borne by, WTI, the Company's international joint venture.

Six months ended September 30, 1999 compared to the six months ended September 30, 1998:

Consolidated operating expenses were $3,116,176 during the six months ended September 30, 1999, compared to $2,346,069 for the six months ended September 30, 1998. Operating expenses on a year to date basis were not significantly different from the comparative period.

Capital Resources

At September 30, 1999, the Company reported working capital of $8,263,509. The Company had $8,200,125 in cash and cash equivalents. Such amounts resulted primarily from sales of the Company's securities in its 1999 private placement offering in which the Company raised an aggregate of $6,905,000. During the three months ended September 30, 1999, the Company earned no revenues from operations.

Although the Company incurred a net loss of $3,103,973 during the six months ended September 30, 1999, such amount includes $170,444 of depreciation expense. The net loss was further reduced by deemed dividends on the Company's Series B Preferred Stock of $1,780,000 resulting in a net loss attributable to common shares of $4,883,973. As a result of the above, the Company experienced a net increase in cash of approximately $2,411,837 during the six months ended September 30, 1999.

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


                                                       U.S. Wireless Corporation
                                                                    (Registrant)


November  10, 1999                            By:      \s\ Dr. Oliver Hilsenrath
------------------                                     -------------------------
Date                                                       Dr. Oliver Hilsenrath
                                                         Chief Executive Officer