Form 10QSB
period 2000-06-30
U S WIRELESS CORP
filed 2000-08-14
CIK 912083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

            [X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.01 per share, 21,122,906 shares outstanding as of June 30, 2000.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY



                                    CONTENTS




                                                                                                                     Page

           Number

PART I -          FINANCIAL INFORMATION

ITEM 1 -          FINANCIAL STATEMENTS

                  Consolidated balance sheets as of June 30, 2000 (unaudited)                                         3
                       and March 31, 2000

                  Consolidated statements of operations (unaudited) for the three months                              4
                       ended June 30, 2000 and June 30, 1999

                  Consolidated statements of cash flows (unaudited) for the three months
                       ended June 30, 2000 and June 30, 1999                                                          5

                  Notes to financial statements                                                                       6

ITEM 2 - MANANGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                      11

PART II -         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                           15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                   15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                             15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                         15

ITEM 5.  OTHER INFORMATION                                                                                           15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                            15

SIGNATURES


                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                               June 30,         March 31,
                                                                                                 2000             2000
                                                                                            ----------------  --------------
                                                                                              (Unaudited)       (Note 1)

                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents ................................................................   $ 25,216,338    $  5,311,209
Costs and earnings in excess of billings .................................................        213,873         110,746
Other current assets .....................................................................         10,090           9,969
                                                                                             ------------    ------------
Total Current Assets .....................................................................     25,440,301       5,431,924
EQUIPMENT, IMPROVEMENTS AND FIXTURES, net of accumulated
   depreciation and amortization .........................................................        354,848         248,483
INVESTMENT IN AND ADVANCES TO MANTRA .....................................................          8,265           8,265

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS ..........................................        101,250          72,500

OTHER ASSETS .............................................................................        217,948         143,035
                                                                                             ------------    ------------
          Total assets ...................................................................   $ 26,122,612    $  5,904,207
                                                                                             ============    ============

                                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses ....................................................   $  2,264,142    $    507,534
Dividends payable ........................................................................        212,434          50,055
Accrued vacation .........................................................................        109,128          77,089
Capital lease obligations, current portion................................................         13,357          11,059
                                                                                             ------------    ------------
          Total current liabilities ......................................................      2,599,061         645,737

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                                    26,306          33,156
                                                                                             ------------    ------------
          Total liabilities ..............................................................      2,625,367         678,893
                                                                                             ------------    ------------
STOCKHOLDERS' EQUITY:
Series A preferred stock,  convertible,  6% cumulative,  $.01 par value, 300,000 shares  authorized;  none and 20,000 shares issued and  outstanding  at June 30,
2000 and March 31, 2000                                                                              --               200
Series B preferred stock, convertible,  $.01 par value, 60,000 shares authorized
; none and 38,400 shares issued and outstanding, respectively, at June  30, 2000
and March 31, 2000                                                                                   --               384
Series C preferred stock, convertible, 6.5% cumulative, $.01 par value,  150,000
shares  authorized  and  112,500  issued  and  outstanding  at  June  30,   2000
(liquidation preference of $ 22,500,000)                                                            1,125              --
Common stock, $.01 par value,  40,000,000  shares  authorized;  21,122,906   and
17,100,658  shares  issued  and outstanding at June 30, 2000 and March 31, 2000,
1,523,941 of which ares ubject to vesting at both dates                                           211,230         171,007
Additional paid-in capital ...............................................................     62,169,617      40,708,256
Common stock subscribed ..................................................................           --            64,476
Accumulated deficit ......................................................................    (38,884,727)    (35,719,009)
                                                                                             ------------    ------------
          Total stockholders' equity .....................................................     23,497,245       5,225,314
                                                                                             ------------    ------------
          Total liabilities and stockholders' equity .....................................   $ 26,122,612    $  5,904,207
                                                                                             ============    ============

      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                          June 30,        June 30,
                                                                                            2000            1999
                                                                                       ------------    ------------
Net revenues .......................................................................   $    103,127    $       --
                                                                                       ------------    ------------
Costs and expenses:
   Operating expenses ..............................................................      2,040,224       1,180,963
   Cost of revenue .................................................................        123,961            --
   Research and development.........................................................      1,132,090         741,859
                                                                                       ------------    ------------
           Total operating expenses ................................................      3,296,275      1,922,822
                                                                                       ------------    ------------
Loss from Operations ...............................................................     (3,193,148)     (1,922,822)

Other income (expense):
   Interest income .................................................................        189,809         117,126
   Equity in loss of Mantra.........................................................           --           (31,809)
                                                                                       ------------    ------------
Net loss ...........................................................................     (3,003,339)     (1,837,505)

Deemed dividend for Series B Preferred Stock........................................           --           890,000

Series C cumulative preferred dividends ............................................        121,875             --
                                                                                       ------------    ------------
Net loss attributable to common shares .............................................   $ (3,125,214)   $ (2,727,505)
                                                                                       ============    ============

Basic and diluted loss per common share ............................................   $       (.16)   $       (.23)
                                                                                       ============    ============
Weighted average number of common
   shares outstanding ..............................................................     19,183,981      11,996,280
                                                                                       ============    ============




      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                          Three Months Ended
                                                                                                        June 30,        June 30,
                                                                                                          2000           1999
                                                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ..........................................................................................   $ (3,003,339)   $ (1,837,505)
Adjustments to reconcile net loss to cash used for operating activities:
   Equity in loss of Mantra .......................................................................           --            31,809
   Stock based compensation .......................................................................        337,144         821,808
   Depreciation and amortization ..................................................................         85,000          85,222

Increase (Decrease) from changes in assets and liabilities:
   Costs and earnings in excess of billings .......................................................       (103,127)           --
   Other receivables ..............................................................................           --          (120,675)
   Other current assets ...........................................................................           (121)           --
   Other assets ...................................................................................        (74,914)           --
   Accounts payable and accrued expenses ..........................................................      1,756,608           2,854
   Accrued Vacation................................................................................         32,039            --
                                                                                                      ------------    ------------
          Net cash used for operating activities ..................................................       (970,710)     (1,016,487)
                                                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment, improvements and fixtures ...............................................       (191,364)       (101,243)
   Capitalized computer software development.......................................................        (28,750)            --
                                                                                                      ------------    ------------
          Net cash used for investing activities ..................................................       (220,114)       (101,243)
                                                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock ......................................................     21,059,006       1,000,000
   Receipt of stock subscription ..................................................................           --         2,300,000
   Proceeds from issuance of common shares.........................................................         41,499         134,180
   Payments on capital lease obligations...........................................................         (4,552)            --
                                                                                                      ------------    ------------

         Net cash provided by financing activities ................................................     21,095,953       3,434,180
                                                                                                      ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .........................................................     19,905,129       2,316,450

Cash and cash equivalents, beginning of period ....................................................      5,311,209       5,788,288
                                                                                                      ------------    ------------
Cash and cash equivalents, end of period ..........................................................   $ 25,216,338    $  8,104,738
                                                                                                      ============    ============

Supplemental disclosure of cash flow information:
   Income taxes paid ..............................................................................   $      1,600    $       --

      See accompanying notes to consolidated condensed financial statements

NOTE 1 -          BASIS OF PRESENTATION

                         The  accompanying   unaudited   consolidated  financial
                    statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position as of June 30, 2000, results of operations and cash flows for the three months ended June 30, 2000 and 1999. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 31, 2000 as filed with the Securities and Exchange Commission.

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

                         There was an additional  adjustment of $890,000 related
                    to the beneficial conversion feature of the Series B Preferred Stock, which increased the accumulated deficit and increased the additional paid-in capital balances (see Note
                    8) as a deemed dividend.

                         Such  restatements  were  previously   reported  in  an
                    amendment to the Company's Form 10-QSB for the three-month period ended June 30, 1999.

                         Certain  other prior year  amounts in the  consolidated
                    financial statements have been reclassified to conform to the current year presentation.

NOTE 3 - ORGANIZATION AND BUSINESS

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

                         The Company  began its current  business  operations in
                    July 1996 by acquiring 51% of Labyrinth Communications Technologies Group, Inc. ("Labyrinth") and 51% of Mantra Technologies, Inc. ("Mantra"). In January 1998, the Company acquired the remaining 49% minority interest in Labyrinth.

                         In July 1999, U.S. Wireless Corporation established its
                    wholly owned subsidiary, U.S. Wireless International, Inc. (together referred to as "the Company"), which was incorporated in the British Virgin Islands. Its primary asset is an investment in a foreign joint venture, Wireless Technology, Inc. ("WTI"). The Company and Anam Instruments, Inc. ("Anam") entered into a Joint Venture Agreement whereby WTI was formed to develop and manufacture a Code Division Multiple Access interface ("CDMA") for the RadioCamera. WTI has the right to market the RadioCamera throughout Korea, Asia and Australia and manufacture the CDMA RadioCamera.

                         Mantra    is    a    corporation     that     developed
                    network-management systems. In February 1999, Mantra's board of directors approved the recapitalization of Mantra, which provided for the issuance of an additional 33% of Mantra's outstanding common stock to its management. Such shares vested one-third upon issuance, and additional vesting is dependent upon the achievement of defined revenue targets. This recapitalization reduced the Company's ownership of Mantra to 44%. Mantra ceased operations in September 1999, whereby no additional vesting shall occur.

                    Principles of Consolidation

                         The   consolidated   financial   statements   for   the
                    three-month period ended June 30, 2000 and 1999, and year ended March 31, 2000 (balance sheet only), include the accounts of the Company and its wholly owned subsidiary, U.S. Wireless International, Inc. As a result of the reduction in ownership of Mantra to 44% pursuant to the recapitalization, Mantra has not been consolidated with the Company and has been accounted for under the equity method since the beginning of the year ended March 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 4 -          COSTS AND EARNINGS IN EXCESS OF BILLINGS

                         This  account  represents  the  costs and  earnings  in
                    excess of billings on the State of Maryland contract to provide traffic-flow information. The total contract value aggregates $461,440 for which completion is expected during the fiscal year ending March 31, 2001. The contract fees are generally paid on a quarterly basis with a final 10% installment upon completion of the project. Revenues of approximately $249,000 under this contract was previously recognized in the fourth quarter of the year ended March 31, 2000. For the quarter ended June 30, 2000, the Company recognized an additional $103,000 of revenue and $123,961 of costs on this contract.

NOTE 5 -          EQUIPMENT, IMPROVEMENTS AND FIXTURES

                         Equipment,  improvements and fixtures,  net at June 30,
                    2000 and March 31, 2000 consisted of the following:

                                                                                      June 30,               March 31,
                                                                                        2000                   2000
                                                                                  ------------------     ------------------
                  Furniture, fixtures and equipment                                     $ 1,418,058            $ 1,226,693

                  Less: accumulated depreciation and amortization                        (1,063,210)              (978,210)
                                                                                         -----------            -----------
                                                                                         $  354,848             $  248,483
                                                                                         ===========            ===========

NOTE 6 -          SERIES A PREFERRED STOCK

                         The shares of the  Company's  Series A Preferred  Stock
                    ("Series A") carry a cumulative dividend at the rate of 6% per annum, payable in cash or shares of Series A upon the earlier of redemption or conversion to common shares. Holders of the Series A have the right to convert each share into shares of common stock at a conversion price of $2.95 per share, at any time commencing 90 days from issuance. The shares of Series A have no voting rights and carry a liquidation preference of $20 per share. The Company may redeem the Series A upon the earlier of three years from issuance, or when the closing price for the Company's common stock has been at least $5.90 for any consecutive 30-day period.

                         During the quarter  ended June 30, 2000,  the remaining
                    20,000 shares of Series A were converted into 135,593 shares of the Company's common stock, leaving no shares of Series A outstanding as of June 30, 2000.

                         The Company  recorded  dividends  of $95,355 for fiscal
                    year 2000,  of which  $50,055  was accrued at  year-end.  In addition, dividends in arrears aggregated approximately $36,000 at March 31, 2000 and were included in the calculation of net loss attributable to common shares. At June 30, 2000, accrued dividends on the Series A totaled approximately $91,000.

NOTE 7 -          SERIES B PREFERRED STOCK

                         During the quarter  ended June 30, 2000,  the remaining
                    38,400 shares of Series B Preferred Stock ("Series B") outstanding as of March 31, 2000 were converted into 3,840,000 shares of common stock.

                         The Company's Series B included a beneficial conversion
                    feature in that the conversion price to common stock was $1.00 per share, which was at a discount from the trading price of the Company's common stock at the date of investment which was during the three month period ending June 30, 1999. The maximum beneficial conversion required the investor to hold the Series B Preferred Shares for one year. Accordingly, the Company has recorded in the accompanying statement of operations a deemed dividend for this beneficial conversion feature in the amount of $890,000 for the three-month period ended June 30, 1999. There was no such dividend applicable to the June 2000 period.

NOTE 8 -          PRIVATE PLACEMENT OF SERIES C PREFERRED STOCK

                         In May 2000, the Company  authorized  150,000 shares of
                    Series C Preferred Stock ("Series C") with a $.01 par value. This issue has a stated liquidation preference of $200 per share plus unpaid and accrued dividends, and is senior to all common stock. It is redeemable by the Company at a redemption price of $200 plus unpaid and accrued dividends at any time upon the earlier of June 1, 2004 or the date after the closing price for the Company's common stock has been at least $45 for a consecutive thirty-day period. Dividends are cumulative and payable semi-annually beginning June 1, 2000 at an annual rate of 6.5% per share. Each share of Series C will convert into the number of shares of common stock equal to the liquidation value of $200 divided by the initial conversion price of $19.03 at any time at the holder's option. The Series C shareholders have the right to vote on all matters voted on by the stockholders except the election the Board of Directors. However, they are allowed to elect one member of the Board of Directors until at least 50% of the shares of Series C have been converted into shares of common stock. The Series C shareholders are entitled to that number of votes equal to the number of shares of common stock that such holder is entitled to receive upon conversion of such shares of Series C.

                         In June 2000, the Company completed the sale of 112,500
                    shares of the $.01 par value Series C at a price of $200 per share to American Tower Corporation (ATC). Proceeds of the Series C net of offering costs were approximately $21.06 million.

                         For the period ended June 30, 2000, the Company accrued
                    dividends aggregating $121,875, representing 6.5% of the $200 per share value for the outstanding shares of Series C for the month of June 2000.

                         Concurrent  with this  private  placement,  the Company
                    entered into two agreements with ATC and its operating entities: a master license agreement (MLA) and services agreement. Under the terms of the services agreement, ATC will become the Company's preferred provider of RadioCamera antenna site acquisition and installation services in connection with the Company's network build-out, including radio frequency design, radio frequency engineering, site identification, site acquisition and development, site zoning and permitting, site construction and installment management, and component purchases.

                         Under the terms of the MLA,  the  Company has agreed to
                    license an aggregate of 1,000 antenna sites from ATC at rates starting at $450 per site per month during the three-year term of the agreement. The Company will license 150 sites prior to the end of the first year, an additional 300 sites prior to the end of the second year and an additional 550 sites prior to the end of the third year. This commitment will increase in the event that the Company meets certain market milestones and ATC satisfies certain tower building or acquisition milestones. The term of each individual antenna site license will continue for a five-year period and will be extended for additional five-year periods unless notified by the Company.

NOTE 9 -          MANUFACTURING AGREEMENTS

                         During the  quarter  ended June 30,  2000,  the Company
                    entered into agreements with two manufacturers to build RadioCameras and other component parts. Total commitments under these agreements are approximately $1,100,000. As of July 2000, one manufacturer has delivered 10% of number of RadioCamera units, and the balance of units is expected to be delivered in August and September 2000.

                         A Company  engineering  representative  is to meet with
                    the second manufacturer in Korea during August 2000 to conduct qualifications testing of tower-top boxes being manufactured for the Company. If such tests are successful, the Company expects deliveries to begin in mid-September.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements   contained  herein  which  are  not  historical  facts  may  be considered forward looking information with respect to plans, projections or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risk and uncertainties, which could cause actual results to differ materially from those, projected.

Results of Operations

Three Months Ended June 30, 2000 as Compared to the Three Months Ended June 30, 1999

     During the three months ended June 30, 2000 (the "June 2000 period"), we recorded revenues of $103,127, as compared to no revenues in the three-month period ended June 30, 1999 (the "June 1999 period"). The revenues in the June 2000 period were from our contract with the Maryland and U.S. Departments of Transportation, under which we are to provide transportation data on selected roadways to those states on a trial basis. We have received notice of the acceptance of bids on three other projects from which we do not expect any revenues to be earned until contracts are signed, which is not anticipated until the end of the period ending September 30, 2000. The total contract value for the Maryland contract is $461,000, of which $249,000 of the Maryland contract was recognized in the year ended March 31, 2000.

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

     Costs and expenses of operations, including research and development and operating expenses, totaled $3,296,275 for the three months ended June 30, 2000 as compared to total costs and expenses of operations of $1,922,822 for the three months ended June 30, 1999. Increased operating expenses were primarily due to our increased field trial activities, including the commencement of our ORT in the Maryland/Washington DC/Virginia Metro area where we continue to build sites to increase our coverage area and where we have opened our east coast corporate offices in Reston, Virginia. There were increased costs incurred for engineering and research and development, related to the continued refinement, testing and deployment of our RadioCamera(TM) system. The June 2000 period also included $123,961 in cost of revenue for the Maryland contract.

     Research and development expense totaled $1,132,090 and $741,859 for the June 2000 and June 1999 periods, respectively. The increase is primarily the result of increased personnel costs related to software and hardware development projects. Certain employees were granted stock options, resulting in additional compensation due to the difference between the exercise price and the market value of the stock at the time of grant. Total compensation expense for employee stock options for the June 2000 and June 1999 periods was $304,883 and $741,859, respectively. In fiscal 1997, we recorded unearned compensation for the options granted that year and amortized the expense over the vesting period. The amortization of unearned compensation for the June 1999 period was $129,120, which is included in the $741,859. There was no amortization recorded in the June 2000 period as the unearned compensation was fully amortized during the year ended March 31, 2000. Compensation expense for amortization of options granted to consultants for the June 2000 and June 1999 periods was $32,261 and $79,949, respectively.

     During the three months ended June 30, 2000, $28,500 was added to the $72,500 of software development costs capitalized as of March 31, 2000. The capitalized costs relate to our AMPS RadioCamera System. Amortization of the capitalized software costs is required to begin once the software is available to generate revenues.

     For the three months ended June 30, 2000 and 1999, we earned interest income of $189,809 and $117,126 respectively, reflecting increased earnings on cash balances generated from our private sales of equity securities, as discussed below.

     As a result of the above factors, we incurred a net loss of $3,003,339 for the three months ended June 30, 2000 as compared to $1,837,505 for the three months ended June 30, 1999. The net loss attributable to common shares of $3,125,214 for the June 2000 period includes $121,875 of cumulative dividends on the Series C Preferred Stock. The net loss attributable to common shares of $2,727,505 for the June 1999 period includes $890,000 of deemed dividends with respect to the Series B Preferred Stock issuance. The deemed dividends on the Series B Preferred Stock are the result of issuing the preferred stock with a conversion price to acquire shares of our Common Stock at a discount from the trading price of our Common Stock at the date we sold the shares of Series B Preferred Stock. The net loss per share was $.16 and $.23 for the periods ended June 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

     At June 30, 2000, we had working capital of $22,841,240 and cash and cash equivalents of $25,216,338. Such amounts resulted primarily from sales of our securities in our June 2000 private placement offering of Series C Preferred Stock in which we raised net proceeds of approximately $21.06 million.

     Based on management's estimates, our capital resources are expected to meet cash requirements through at least March 31, 2001 for the continuation of research, development, field trials and ORT operations. We will require additional capital in order to implement our business plan of deploying a nationwide location network using our RadioCamera system. Management will continue to assess and evaluate the timing and resource requirements necessary to implement this plan. We are currently engaged in the development and testing of our AMPS, TDMA CDMA and iDEN RadioCamera systems. In addition, we continued our progress with the Maryland Beltway project for which we installed additional sites during the three months ended June 30, 2000. The total contract price for the Maryland Beltway project is $461,000, of which we earned $249,000 in the year ended March 31, 2000 and an additional $103,000 in the June 2000 period.

     In June 2000, we completed the sale of 112,500 shares of the $.01 par value Series C Preferred Stock at a price of $200 per share to American Tower Corporation ("ATC"). Proceeds of the Series C Preferred Stock net of offering costs were approximately $21.06 million. Concurrent with this private placement, we entered into a master license agreement and a service agreement with ATC.

     Under the terms of the services agreement, ATC shall have a preferential right to provide network build-out services over a three-year period on a market by market basis, including radio frequency design, radio frequency engineering, site identification, site acquisition and development, site zoning and permitting, site construction and installment management, and component purchases.

     Under the terms of the MLA, we agreed to license from ATC a minimum of 1,000 antenna sites for our network build out during the three-year term of the agreement. The rental rates vary by market, starting at $450 per site per month. The Company is obligated to lease 150 sites prior to the end of the first year, an additional 300 sites prior to the end of the second year and additional 550 sites prior to the end of the third year. If the conditions of the master license agreement are met, we are required to pay for the above licenses whether we use the facilities or not. Said commitment could increase to 2,500 total antenna sites in the event that we meet certain market milestones and American Tower satisfies certain tower building or acquisition milestones. The term of each individual site license will continue for a five-year period and may be extended for additional five-year periods at our discretion.

     In accordance with our strategy of building a nationwide network, which will require financing, management expects that we will be required to purchase significant amounts of equipment and significantly increase our management, technical, marketing, operation, and administrative personnel during the next 12 months. If our timetable for developing, manufacturing, marketing and deploying our RadioCamera system and location network exceeds current estimates, we may require additional capital resources. The primary continuing expenses associated with the testing and development of the RadioCamera are expected to include officer, key employee and consultant salaries and fees.

Recent Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition of the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. As of June 30, 2000, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes, and do not expect adoption of the new standard to have a significant effect.

     In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. The guidance in SAB 101, as amended by SAB 101B, is required to be followed starting with the fourth quarter of the current fiscal year. We do not believe that the guidance contained in SAB 101 will have a material affect on the Company's financial results.

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

Net Operating Loss Carryforwards

     As of March 31, 2000, the Company has Federal net operating loss carryforwards (NOLS) totaling approximately $17,482,000, which expire at various times through 2020. For State purposes, the Company has NOLS totaling approximately $8,472,000, which expire at various times through 2005. Utilization of a portion of the NOLS may be limited pursuant to Internal Revenue Code Section 382 due to ownership changes because they were acquired in connection with the purchase of Labyrinth. Also, should significant changes to the existing ownership of the Company occur, the annual amount of NOL carryforwards available for future use would be further limited. In addition, the Company has approximately $524,000 and $442,000 of Federal and State research and development tax credit carryforwards. The Federal credits expire at various times through 2020. The loss we incurred for the three months ended June 30, 2000 would increase the available NOLS. We have recorded a 100% valuation allowance against the net deferred tax assets, principally related to the NOLS, as realization is evaluated as uncertain at this time.

PART II. - Other Information

ITEM 1 - LEGAL PROCEEDINGS

In May 2000, we commenced an action in California Superior Court against several former consultants who failed to perform under the terms of certain consulting agreements and for fraud. We alleged claims of breach of contract, fraud and nonperformance, in which we are seeking the right to rescind the option agreements and to cancel our obligations under certain restricted stock agreements. At issue are the originally issued 918,000 shares of restricted common stock and options to purchase 1.2 million shares of common stock. Since all defendants are outside the United States, service has not yet been effected. On June 30, 2000, these same entities commenced three separate actions against the Company, its CEO and General Counsel in the federal court for the Northern District of California. One complaint states that we have breached a duty to transfer certain restricted stock, which is a portion of the shares the Company is seeking to recover in its lawsuit. The other two actions are based upon claims regarding the options referenced above, in which the consultants claim that the Company breached an alleged duty to register for resale the shares underlying these options, thereby preventing them from exercising and selling the shares. The relief sought in these actions is damages for lost profits. We anticipate that the claims actions will be consolidated into the federal court action. We plan to answer the federal court complaints and to file counterclaims based on the claims asserted in our California state case. At that point, we will dismiss the state case. We plan to diligently and aggressively litigate these actions.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS

                  None.

ITEM 5 - OTHER MATTERS

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

                  a)       Exhibit 27.01 - Financial Data Schedule

                  b) The Company filed no reports on Form 8-K during the period ended June 30, 2000.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       U.S. Wireless Corporation
                                                              (Registrant)



August 8, 2000                                      By:\s\ Dr. Oliver Hilsenrath
Date                                                       Dr. Oliver Hilsenrath
                                                         Chief Executive Officer