Form 10QSB
period 2000-09-30
U S WIRELESS CORP
filed 2000-11-13
CIK 912083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

            [X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.01 per share, 21,271,005 shares outstanding as of November 10, 2000.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY


                                    CONTENTS




Page

           Number

PART I.           FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                  Consolidated balance sheets as of September 30, 2000 (unaudited)                                    3
                  and March 31, 2000 (audited).

                  Consolidated statements of operations (unaudited) for the three and six months                      4
                  ended September 30, 2000 and September 30, 1999

                  Consolidated statements of cash flows (unaudited) for the six months
                  ended September 30, 2000 and September 30, 1999                                                     5

                  Notes to financial statements                                                                       6

ITEM 2.  Management's Discussion And Analysis of Financial Condition
         and Results of Operations.                                                                                  11

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.                                                                                          15

ITEM 2.  Changes in Securities and Use of Proceeds.                                                                  15

ITEM 3.  Defaults Upon Senior Securities.                                                                            15

ITEM 4.  Submission of Matters to a Vote of Security Holders.                                                        15

ITEM 5.  Other Matters.                                                                                              15

ITEM 6.  Exhibits and Reports on Form 8-K.                                                                           15

SIGNATURES


                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 September 30,         March 31,
                                                                                                     2000                2000
                                                                                               ------------------    --------------
                                                                                                  (Unaudited)          (Note 1)

                                                                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                           $ 27,995,660        $5,311,209
Costs and earnings in excess of billings                                                                 286,093           110,746
Other current assets                                                                                       5,800             9,969
                                                                                                 ---------------   ---------------
Total Current Assets                                                                                  28,287,553         5,431,924

EQUIPMENT, IMPROVEMENTS AND FIXTURES, net of accumulated
   depreciation and amortization                                                                         986,294           248,483
INVESTMENT IN AND ADVANCES TO MANTRA                                                                       8,265             8,265
CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS                                                          101,250            72,500
OTHER ASSETS                                                                                             219,899           143,035
                                                                                                 ---------------   ---------------
          Total assets                                                                              $ 29,603,261        $5,904,207
                                                                                                    ============        ==========
                                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                               $  2,362,802        $  507,534
Dividends payable                                                                                        578,059            50,055
Accrued vacation                                                                                         147,151            77,089
Capital lease obligations, current portion                                                                13,779            11,059
                                                                                                 ---------------   ---------------
          Total current liabilities                                                                    3,101,791           645,737

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                                           22,699            33,156
PROMISSORY NOTE, net of unamortized debt discount of $462,205                                          6,537,795                 -
                                                                                                 ---------------   ---------------
          Total liabilities                                                                            9,662,285           678,893
                                                                                                 ---------------   ---------------

STOCKHOLDERS' EQUITY:
Series A preferred stock,  convertible,  6% cumulative,  $.01 par value, 300,000 shares authorized; none and 20,000 shares issued and outstanding at September
   30, 2000 and March 31, 2000                                                                                 -               200
Series B preferred stock, convertible, $.01 par value, 60,000 shares authorized; none and 38,400 shares issued and outstanding, respectively, at September 30, 2000 and
   March 31, 2000                                                                                              -               384
Series C preferred stock, convertible, 6.5% cumulative, $.01 par value, 150,000 shares authorized and 112,500 issued and outstanding at September 30, 2000 (liquidation
   preference of $22,500,000)                                                                              1,125                 -
Common stock, $.01 par value, 40,000,000 shares authorized; 21,224,805 and
   17,100,658 shares issued and outstanding at September 30, 2000 and March 31, 2000,
   1,450,440 of which are subject to vesting at both dates                                               212,246           171,007
Additional paid-in capital                                                                            64,053,584        40,708,256
Common stock subscribed                                                                                        -            64,476
Accumulated deficit                                                                                  (44,325,979)      (35,719,009)
                                                                                                 ---------------   ---------------
          Total stockholders' equity                                                                  19,940,976         5,225,314
                                                                                                 ---------------   ---------------

          Total liabilities and stockholders' equity                                               $ 29,603,261        $ 5,904,207
                                                                                                   =============       ===========
      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended              Six Months Ended
                                             -----------------------------   -----------------------------
                                               September 30,   September 30,  September 30,  September 30,
                                                    2000          1999            2000           1999
                                             -------------   -------------   -------------   -------------
                                                               (Restated)                     (Restated)

Net revenues .............................   $     72,220    $       --      $    175,347    $       --
                                             -------------   -------------   -------------   -------------
Costs and expenses:
   Operating expenses ....................      2,846,513         451,495       4,886,736       1,632,458
   Cost of revenue .......................        176,891            --           300,852            --
   Research and development ..............      2,518,515         741,859       3,650,606       1,483,718
                                             -------------   -------------   -------------   -------------
           Total operating expenses ......      5,541,919       1,193,354       8,838,194       3,116,176
                                             -------------   -------------   -------------   -------------


Loss from operations .....................     (5,469,699)     (1,193,354)     (8,662,847)     (3,116,176)

Other income (expense):
   Interest income .......................        394,073         127,851         583,882         244,977
   Equity in loss of joint venture .......           --          (110,526)           --          (110,526)
   Equity in loss of Mantra ..............           --           (31,809)           --           (63,618)
                                             -------------   -------------   -------------   -------------
Net loss .................................     (5,075,626)     (1,207,838)     (8,078,965)     (3,045,343)

Deemed dividend for Series B
Preferred Stock ..........................           --          (890,000)           --        (1,780,000)

Series C cumulative preferred
dividends ................................       (365,625)           --          (487,500)           --
                                             -------------   -------------   -------------   -------------
Net loss attributable to common
shares ...................................   $ (5,441,251)   $ (2,097,838)   $ (8,566,465)   $ (4,825,343)
                                             ============    =============   =============   =============

Basic and diluted loss per common
share ....................................   $       (.28)   $       (.17)   $       (.44)   $       (.40)
                                             ============    =============   =============   =============

Weighted average number of common
shares outstanding .......................     19,692,913      12,283,898      19,439,838      12,140,875
                                             ============    =============   =============   =============




      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                            Six Months Ended
                                                                                                      ------------------------------
                                                                                                      September 30,    September 30,
                                                                                                          2000             1999
                                                                                                      ------------    --------------
                                                                                                                          (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ............................................................................................   $(8,078,965)   $(3,045,343)
Adjustments to reconcile net loss to cash used for operating activities:
   Equity in loss of Mantra .........................................................................          --           63,618
   Equity in loss of joint venture ..................................................................          --          110,526
   Stock based compensation .........................................................................     1,175,754      1,034,205
   Depreciation and amortization ....................................................................       234,884        170,444

Increase (Decrease) from changes in assets and liabilities:
   Costs and earnings in excess of billings .........................................................      (175,347)          --
   Other receivables ................................................................................          --         (170,533)
   Other current assets .............................................................................         4,169          2,323
   Accounts payable and accrued expenses ............................................................     1,855,268         58,329
   Decrease in minority interest ....................................................................          --          (53,649)
   Accrued vacation .................................................................................        70,062           --
                                                                                                         -----------    -----------
          Net cash used for operating activities ....................................................    (4,914,175)    (1,830,080)
                                                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment, improvements and fixtures .................................................      (968,811)      (145,479)
   Capitalized computer software development ........................................................       (28,750)          --
   Other assets .....................................................................................       (76,865)          --
                                                                                                         -----------    -----------
          Net cash used for investing activities ....................................................    (1,074,426)      (145,479)
                                                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock ........................................................    21,059,006      1,000,000
   Proceeds from promissory note ....................................................................     7,000,000           --
   Receipt of stock subscription ....................................................................          --        2,300,000
   Proceeds from issuance of common shares ..........................................................       621,783      1,093,705
   Payments on capital lease obligations ............................................................        (7,737)        (6,309)
                                                                                                         -----------    -----------

         Net cash provided by financing activities ..................................................    28,673,052      4,387,396
                                                                                                         -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................................................    22,684,451      2,411,837

Cash and cash equivalents, beginning of period ......................................................     5,311,209      5,788,288
                                                                                                         -----------    -----------

Cash and cash equivalents, end of period ............................................................  $ 27,995,660    $ 8,200,125
                                                                                                         ===========    ===========

Supplemental disclosure of cash flow information:
   Income taxes paid ................................................................................. $      1,600   $       --

      See accompanying notes to consolidated condensed financial statements

NOTE 1 -          BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position as of September 30, 2000 and its results of operations for the three and six months ended September 30, 2000 and 1999, and cash flows for the six months ended September 30, 2000 and 1999. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2000 as filed with the Securities and Exchange Commission.

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

                  The net impact on the consolidated net loss for the six months ended September 30, 1999 was an increase in the net loss of $944,104. The adjustments related to the net loss primarily consists of (i) stock compensation adjustments of $798,247;
                  (ii) reversal of costs related to the issuance of common stock of $(149,425); (iii) recognition of equity in losses of Mantra and the joint venture aggregating to $174,144 and (iv) forfeiture of stock options of $165,467 and other adjustments totaling $(44,329).

                  There was an additional adjustment of $890,000 for the three months ended September 30, 1999 (an aggregate $1,780,000 for the six months ended September 30, 1999) related to the beneficial conversion feature of the Series B Preferred Stock, (see Note 7) which increased the accumulated deficit and increased the additional paid-in capital balances as a deemed dividend.

                  Such restatements were previously reported in an amendment to the Company's Form 10-QSB for the period ended September 30, 1999.

                  Certain other prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 3 - ORGANIZATION AND BUSINESS

                  U.S.   Wireless   Corporation   is    headquartered   in   San
                  Ramon, California. U.S. Wireless Corporation was incorporated in the State of Delaware in February 1993. The Company develops high-performance, network-based location systems (known as the RadioCamera system) designed to enable wireless carriers, the intelligent transportation systems industry and others to provide value-added, location-based services and applications, including: enhanced 911, live-navigation assistance, enhanced 411, traffic data and asset and vehicle tracking.

                  Principles of Consolidation

                  The consolidated financial statements for the three and six-month periods ended September 30, 2000 and 1999, and year ended March 31,2000 (balance sheet only), include the accounts of the Company and its wholly owned subsidiary, U.S. Wireless International, Inc.

                  As a result of the reduction in ownership of Mantra Technologies, Inc. (Mantra) from 51% to 44% pursuant to a recapitalization in February 1999, Mantra has been accounted for under the equity method since the beginning of the year ended March 31, 2000. Mantra ceased operations in September 1999.

                  All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 4 -          COSTS AND EARNINGS IN EXCESS OF BILLINGS

                  This account represents the costs and earnings in excess of billings on the State of Maryland contract to provide traffic-flow information. The total contract value aggregates $461,440 and is expected to be completed during the fiscal year ending March 31, 2001. Contract fees are generally paid on a quarterly basis with a final 10% installment upon completion of the project. Revenues of approximately $249,000 under this contract were previously recognized in the fourth quarter of the year ended March 31, 2000.

                  For the three and six month periods ended September 30, 2000, the Company recognized an additional $72,220 and $175,347 of revenue and $176,891 and $300,852 of costs on this contract, respectively. As of September 30, 2000, the Company estimates total contract costs will exceed revenues by $74,426. This amount is included in accrued expenses at September 30, 2000.

NOTE 5 -          EQUIPMENT, IMPROVEMENTS AND FIXTURES

                  Equipment, improvements and fixtures, net at September 30, 2000 and March 31, 2000 consisted of the following:

                                                                             September 30,            March 31,
                                                                                 2000                    2000
                                                                          --------------------    -------------------
                  Furniture, fixtures and equipment                               $ 2,195,504            $ 1,226,693
                  Less: accumulated depreciation
                     and amortization                                              (1,209,210)              (978,210)
                                                                                   -----------             ----------
                                                                                  $   986,294            $    248,483
                                                                                   ===========             ==========


NOTE 6 - PROMISSORY NOTE

                  In September 2000, the Company entered into agreements with Hewlett Packard Credit Corporation ("HPCC"), a subsidiary of
                  Hewlett Packard Company ("HP"), inclusive of a Note and Warrant Purchase Agreement, Promissory Note, Warrant Agreement, Registration Rights Agreement, Consulting Agreement, Project Agreement and Business Alliance Agreement. At the closing we received the proceeds of a $7,000,000 promissory note, which funds are to be used primarily for HP services and equipment in the construction of our initial network operating center. The note is due in its entirety on September 21, 2003 and accrues interest at 10.5%, payable quarterly. Principal and accrued interest may be repaid at any time in minimum amounts of $250,000 prior to its maturity in September 2003. The note is collaterized by certain of the Company's assets. In connection with the issuance of the promissory note, the Company granted HPCC a warrant to purchase up to a maximum of an aggregate of 41,990 shares of common stock at an exercise price of $16.67. The Company valued the options using the Black-Scholes option valuation model to be approximately $466,100, based on a four year life, a discount interest rate of 6.5% and a 100% volatility factor. The value of the warrants was recorded as paid in capital and as a discount to the promissory note. The discount is being amortized on a method that approximates the effective interest method.

                  In connection with the financing arrangements with HPCC, HP will be assisting the Company with the engineering and installation of the Company's national and regional operations network centers. Commitments outstanding under these agreements total approximately $3.4 million.


NOTE 7 -          SERIES A AND SERIES B PREFERRED STOCK

                  During the quarter ended June 30, 2000, the remaining 20,000 shares of the Company's Series A Preferred Stock ("Series A") were converted into 135,593 shares of the Company's common stock, leaving no shares of Series A outstanding since that date.

                  At September 30, 2000, accrued dividends on the Series A totaled $90,559.

                  During the quarter ended June 30, 2000, the remaining 38,400 shares of Series B Preferred Stock ("Series B") outstanding as of March 31, 2000 were converted into 3,840,000 shares of common stock. Accounting for the issuance of the Series B included a beneficial conversion feature due to the conversion price being a discount from the trading price of the Company's common stock at the date of the investment. As a result, the Company has recorded in the accompanying statement of operations a deemed dividend for this beneficial conversion feature in the amount of $890,000 and $1,780,000 for the three and six-month periods ended September 30, 1999. There were no such dividends applicable to the September 2000 periods.

NOTE 8 -          PRIVATE PLACEMENT OF SERIES C PREFERRED STOCK

                  In May 2000, the Company authorized 150,000 shares of Series C Preferred Stock, par value $.01 per share (the "Series C"). These shares have a stated liquidation preference of $200 per share plus unpaid and accrued dividends, and are senior to the common stock. The shares are redeemable by the Company at a redemption price of $200 plus unpaid and accrued dividends, at any time upon the earlier of June 1, 2004 or the date after the closing price for the Company's common stock has been at least $45 for a consecutive thirty-day period. Dividends accrue at a rate of 6.5% per annum of the liquidation preference, are cumulative and payable semi-annually, in cash or additional shares of Series C, at our option. Each share of Series C will convert into the number of shares of common stock equal to the liquidation value of $200 divided by the initial conversion price of $19.03 at any time at the holder's option. The Series C shareholder has the right to appoint one member to the Board of Directors, until at least 50% of the shares of Series C have been converted into shares of common stock, and to vote on all matters voted on by the stockholders except the election of the Board of Directors. The Series C shareholders are entitled to that number of votes equal to the number of shares of common stock that such holder is entitled to receive upon conversion of such shares of Series C on the record date of the vote.

                  In June 2000, the Company completed the sale of 112,500 shares of the $.01 par value Series C at a price of $200 per share to American Tower Corporation (ATC). Proceeds of the Series C net of offering costs were approximately $21 million.

                  For the three and six-month periods ended September 30, 2000, accrued dividends on the Series C shares aggregated $365,625 and $487,500, respectively. Dividends are payable on January 1 and June 1 of each year.

                  Concurrent with this private placement, the Company entered into two agreements with ATC and its operating entities: a master license agreement (MLA) and services agreement. Under the terms of the services agreement, ATC is our preferred provider of RadioCamera antenna site acquisition and installation services in connection with the Company's network build-out, including radio frequency design, radio frequency engineering, site identification, site acquisition and development, site zoning and permitting, site construction and installment management, and component purchases.

                  Under the terms of the MLA, the Company has agreed to license an aggregate of 1,000 antenna sites from ATC at rates starting at $450 per site per month during the three-year term of the agreement, subject to ATC meeting certain tower requirements. The Company agreed to license 150 sites prior to the end of the first year, an additional 300 sites prior to the end of the second year and an additional 550 sites prior to the end of the third year, subject to ATC meeting certain tower requirements. This commitment would increase in the event that the Company meets certain market milestones and ATC satisfies certain tower building or acquisition milestones. The term of each individual antenna site license will continue for a five-year period and will be extended for additional five-year periods unless notified by the Company.

NOTE 9 -          MANUFACTURING AGREEMENTS

                  The Company has entered into agreements with three manufacturers, including Wireless Technology, Inc., ("WTI"), of which we are a joint partner, to build RadioCameras and other components parts of the RadioCamera System. Total commitments under these agreements are approximately $3.2 million. The Company expects these commitments to be substantially fulfilled by March 31, 2001.

NOTE 10 -         STOCK BASED COMPENSATION

                  During the six-months ended September 30, 2000, the Company granted 100,000 restricted shares of common stock in connection with an employment agreement. The shares vest at a rate of 25,000 shares per annum over a four-year term. Operating expenses for the three and six month periods ended September 30, 2000 include compensation expense of $451,172 associated with this grant.

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

              Results of Operations

              Revenues

              During the three months ended September 30, 2000, we recorded revenues of $72,220, bringing the aggregate to $175,347 for the six months ended September 30, 2000. These revenues were from our contract with the Maryland and U.S. Departments of Transportation, under which we are to provide transportation data on selected roadways to those states on a trial basis. There were no revenues in the corresponding periods of 1999. The total contract value for the Maryland contract is $461,000, of which $249,000 of the Maryland contract was recognized in the year ended March 31, 2000. We have received notice of the acceptance of bids on three other projects from which we do not expect any revenues to be earned until contracts are signed and work begins. We do not expect to receive any significant revenues from these projects during the current fiscal year.

              We are in the process of expanding our trial in the Maryland/Washington DC/Virginia metro area into an operational readiness trial ("ORT"). In addition, we are adding to the ORT, a trial system presently being built in Seattle, Washington. We plan to continue to expand the ORT and focus on developing relationships with the cellular carriers. During fiscal 2001 we expect to be building our network.

              Costs and Expenses of Operations

              Costs and expenses of operations, excluding research and development expenses, totaled $3,023,404 and $5,187,588 for the three and six-month periods ended September 30, 2000 as compared to total costs and expenses of operations of $451,495 and $1,632,458 for the three and six-month periods ended September 30, 1999. Increased operating expenses for the 2000 periods over the 1999 periods were primarily due an increase in employees and related compensation costs and due to our increased field trial activities, including the commencement of our ORT in the Maryland/Washington DC/Virginia Metro area where we continue to build sites to increase our coverage area and where we have opened our east coast corporate offices in Reston, Virginia. There were increased costs incurred related to the continued refinement, testing and deployment of our RadioCamera(TM)(TM) system. The three and six month-periods ended September 30, 2000 also included $176,891 and $300,852 in cost of revenue for the Maryland contract. These costs include an aggregate $74,000 for expected costs to be incurred in excess of the $461,000 Maryland contract value.

              Research and Development

              Research and development expense totaled $2,518,515 and $3,650,606 for the three and six-month periods ended September 30, 2000 and 1999 as compared to $741,859 and $1,483,718 for the three and six-month periods ended September 30, 1999. The increase is primarily the result of increased personnel, consulting and other costs related to software and hardware development on our RadioCamera (TM) system and initial development costs associated with the Company's planned network operating centers.

              Interest Income

              Interest income was $394,073 and $127,851 for the quarter ended September 30, 2000 and 1999, respectively, and $583,882 and $244,977 for the six-month periods ended September 30, 2000 and 1999, respectively. Interest earnings increased in the 2000 periods given increased cash and cash equivalents on-hand primarily as a result of our May 2000 private placement of Series C Preferred Stock.

              Net Loss/Net Loss Per Share

              As a result of the above factors, we incurred a net loss of $5,075,626 for the three months ended September 30, 2000 as compared to $1,207,838 for the three months ended September 30, 1999. The net loss attributable to common shares of $5,441,251 for the September 2000 period includes $365,625 of cumulative dividends on the Series C Preferred Stock. The net loss attributable to common shares of $2,097,838 for the three months ended September 30, 1999 includes $890,000 of deemed dividends with respect to the Series B Preferred Stock issuance. The deemed dividends on the Series B Preferred Stock were the result of issuing the preferred stock with a conversion price to acquire shares of our Common Stock at a discount from the trading price of our Common Stock at the date we sold the shares of Series B Preferred Stock. The net loss per share was $.28 and $.17 for the September 2000 and 1999 quarters, respectively.

              As a result of the above factors, we incurred a net loss of $8,078,965 for the six months ended September 30, 2000 as compared to $3,045,343 for the six months ended September 30, 1999. The net loss attributable to common shares of $8,566,465 for the September 2000 period includes $487,500 of cumulative dividends on the Series C Preferred Stock. The net loss attributable to common shares of $4,825,343 for the six months ended September 30, 1999 includes $1,780,000 of deemed dividends with respect to the Series B Preferred Stock issuance. The net loss per share was $.44 and $.40 for the six month periods ended September 30, 2000 and 1999.

              Liquidity and Capital Resources

              At September 30, 2000, we had working capital of $25,185,762 and cash and cash equivalents of $27,995,660. Such amounts resulted primarily from sales of our securities in our June 2000 private placement offering of Series C Preferred Stock in which we raised net proceeds of approximately $21.06 million. Additional funds were also generated near the end of September 2000 as the result of a $7,000,000 promissory note with Hewlett-Packard Credit Corporation.

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

              We are currently engaged in the development and testing of our AMPS, TDMA CDMA and iDEN RadioCamera systems. In addition, we continued our progress with the Maryland Beltway project for which we installed an additional six sites during the six months ended September 30, 2000 bringing the aggregate sites to twelve. The total contract price for the Maryland Beltway project is $461,000, of which we earned $249,000 in the year ended March 31, 2000 and an additional $175,000 during the six months ended September 30, 2000.

              In June 2000, we completed the sale of 112,500 shares of the Series C Preferred Stock at a price of $200 per share to American Tower Corporation ("ATC"). Proceeds of the Series C Preferred Stock net of offering costs were approximately $21.06 million. Concurrent with this private placement, the Company entered into two agreements with ATC and its operating entities: a master license agreement (MLA) and services agreement. Under the terms of the services agreement, ATC is our preferred provider of RadioCamera antenna site acquisition and installation services in connection with the Company's network build-out, including radio frequency design, radio frequency engineering, site identification, site acquisition and development, site zoning and permitting, site construction and installment management, and component purchases.

              Under the terms of the MLA, the Company has agreed to license an aggregate of 1,000 antenna sites from ATC at rates starting at $450 per site per month during the three-year term of the agreement, subject to ATC meeting certain tower requirements. The Company agreed to license 150 sites prior to the end of the first year, an additional 300 sites prior to the end of the second year and an additional 550 sites prior to the end of the third year. This commitment would increase in the event that the Company meets certain market milestones and ATC satisfies certain tower building or acquisition milestones. The term of each individual antenna site license will continue for a five-year period and will be extended for additional five-year periods unless notified by the Company.

              In accordance with our strategy of building a nationwide network, which will require financing, management expects that we will be required to purchase significant amounts of equipment and significantly increase our management, technical, marketing, operation, and administrative personnel during the next 12 months.

              If our timetable for developing, manufacturing, marketing, and deploying our RadioCamera system and location network exceeds current estimates, we may require additional capital resources. The primary continuing expenses associated with the testing and development of the RadioCamera are expected to include officer, key employee and consultant salaries and fees.

              In September 2000, the Company entered into agreements with Hewlett Packard Credit Corporation ("HPCC"), a subsidiary of Hewlett Packard Company ("HP"), inclusive of a Note and Warrant Purchase Agreement, Promissory Note, Warrant Agreement, Registration Rights Agreement, Consulting Agreement, Project Agreement and Business Alliance Agreement. At the closing we received the proceeds of a $7,000,000 promissory note, which funds are to be used primarily for HP services and equipment in the construction of our initial network operating center. The note is due in its entirety on September 21, 2003 and accrues interest at 10.5%, payable quarterly. Principal and accrued interest may be repaid at any time in minimum amounts of $250,000 prior to its maturity in September 2003. The note is collaterized by certain of the Company's assets, principally equipment and fixtures. In connection with the issuance of the promissory note, the Company granted HPCC a warrant to purchase up to a maximum of an aggregate of 41,990 shares of common stock at an exercise price of $16.67. The Company valued the options using the Black-Scholes option valuation model to be approximately $466,100, based on a four year life, a discount interest rate of 6.5% and a 100% volatility factor. The value of the warrants was recorded as paid in capital and as a discount on the promissory note. The discount is being amortized over the life of the note.

              In connection with the financing arrangements with HPCC, HP will be assisting the Company with the engineering and installation of the Company's national and regional operations network centers. Commitments outstanding under these agreements total approximately $3.4 million.

PART II.  Other Information

ITEM 1 -  LEGAL PROCEEDINGS

On August 14 of this year, a former board member filed an action in California State Court against the Company, its CEO, and its General Counsel claiming that the Company had breached its option agreement with the former director. The plaintiff claims that the terms of her option agreement granted her the right to purchase 100,000 shares of the Company's common stock and that this right was fully vested upon execution of the option agreement. The Company asserts that plaintiff was granted an option to purchase 100,000 shares, vesting 1/3 of the total amount per year over the three-year term of the option agreement. The plaintiff also claims that the Company breached the option agreement by failing to provide registration for the shares underlying the option. The Company disputes all such charges and has filed a counterclaim against the Plaintiff seeking rescission of the option agreement due to fraud and/or mistake. The matter is currently in the discovery phase.

In November 1999 Dr. Mati Wax, who was dismissed as Chief Technology Officer in June 1999, filed a claim with the American Arbitration Association against for breach of his employment agreement and breach of the covenant of good faith and fair dealing. In November 2000 the matter was heard before the sole arbitrator. We are currently awaiting the arbitrators ruling in the matter.

ITEM 2  -         CHANGES IN SECURITIES AND USE OF PROCEEDS - None.

ITEM 3  -         DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4  -         SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS. -  None.

ITEM 5  -         OTHER MATTERS. - None.

ITEM 6  -         EXHIBITS AND REPORTS ON FORM 8-K:

                  a) Exhibit 10.92 - Business Alliance Agreement between the Company and Hewlett Packard Company.

                           Exhibit  10.93  -  Purchase   Agreement  between  the
                           Company and Hewlett Packard Credit Corporation.

                           Exhibit 10.94 - Consulting  Agreement   between   the
                           Company and Hewlett Packard Company.

                           Exhibit 27.01 - Financial Data Schedule.

                  b) The Company filed no reports on Form 8-K during the period ended September 30, 2000.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       U.S. Wireless Corporation
                                                                    (Registrant)



November 10, 2000                           By:      \s\ Dr. Oliver Hilsenrath
Date                                                     Dr. Oliver Hilsenrath
                                                         Chief Executive Officer



November 10, 2000                           By:      \s\ Donald Zerio
Date                                                     Donald Zerio
                                                         Vice President, Finance