Form 10QSB
period 2000-12-31
U S WIRELESS CORP
filed 2001-02-14
CIK 912083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

            [X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.01 per share, 21,271,005 shares outstanding as of February 5, 2001.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY


                                    CONTENTS



                                                                                                                   Page
                                                                                                                  Number

PART I.           FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                  Consolidated balance sheets as of December 31, 2000 (unaudited)                                     3
                  and March 31, 2000 (audited).

                  Consolidated statements of operations (unaudited) for the three and nine months                     4
                  ended December 31, 2000 and December 31, 1999.

                  Consolidated statements of cash flows (unaudited) for the nine months
                  ended December 31, 2000 and December 31, 1999.                                                      5

                  Notes to financial statements                                                                       6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                                                                  11

PART II.          OTHER INFORMATION

ITEM 1.  Legal Proceedings.                                                                                          16

ITEM 2.  Changes in Securities and Use of Proceeds.                                                                  16

ITEM 3.  Defaults Upon Senior Securities.                                                                            16

ITEM 4.  Submission of Matters to a Vote of Security Holders.                                                        16

ITEM 5.  Other Matters.                                                                                              16

ITEM 6.  Exhibits and Reports on Form 8-K.                                                                           16

SIGNATURES


                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,     March 31,
                                                                                                2000            2000
                                                                                            ------------    ------------
                                                                                             (Unaudited)

                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...............................................................   $ 21,112,311    $  5,311,209
Costs and earnings in excess of billings ................................................        286,093         110,746
Other current assets ....................................................................        225,179           9,969
                                                                                            ------------    ------------
Total Current Assets ....................................................................     21,623,583       5,431,924

EQUIPMENT, IMPROVEMENTS AND FIXTURES, net of accumulated
   depreciation and amortization ........................................................      3,317,748         248,483
INVESTMENT IN AND ADVANCES TO MANTRA ....................................................           --             8,265
CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS, net ....................................         50,625          72,500
OTHER ASSETS ............................................................................        222,399         143,035
                                                                                            ------------    ------------
          Total assets ..................................................................   $ 25,214,355    $  5,904,207
                                                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ........................................................................   $  2,638,969    $    476,831
Accrued litigation settlement costs .....................................................      1,600,000            --
Accrued payroll and benefits ............................................................        472,799         107,792
Other accrued liabilities ...............................................................        284,794            --
Dividends payable .......................................................................        943,684          50,055
Interest payable ........................................................................        202,125            --
Capital lease obligations, current portion ..............................................         14,204          11,059
                                                                                            ------------    ------------
          Total current liabilities .....................................................      6,156,575         645,737

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION .........................................         20,851          33,156
PROMISSORY NOTE, net of unamortized debt discount of $433,075 ...........................      6,566,925            --
                                                                                            ------------    ------------
  Total liabilities .....................................................................     12,744,351         678,893
                                                                                            ============    ============


STOCKHOLDERS' EQUITY:
Series A preferred stock,  convertible,  6% cumulative,  $.01 par value, 300,000 shares authorized;  none and 20,000 shares issued and outstanding at December
   31, 2000 and
   March 31, 2000 .......................................................................           --               200
Series B preferred stock, convertible, $.01 par value, 60,000 shares authorized; none and 38,400 shares issued and outstanding, respectively, at December 31, 2000 and
   March 31, 2000 .......................................................................           --               384
Series C preferred stock, convertible, 6.5% cumulative, $.01 par value, 150,000 shares authorized; 112,500 issued and outstanding at December 31, 2000 (liquidation
   preference of $22,500,000) ...........................................................          1,125            --
Common stock, $.01 par value, 40,000,000 shares authorized; 21,271,005 and
   17,100,658 shares issued and outstanding at December 31, 2000 and March 31, 2000,
   1,450,440 of which are subject to vesting at both dates ..............................        212,711         171,007
Additional paid-in capital ..............................................................     64,648,504      40,708,256
Common stock subscribed .................................................................           --            64,476
Accumulated deficit .....................................................................    (52,392,336)    (35,719,009)
                                                                                            ------------    ------------
          Total stockholders' equity ....................................................     12,470,004       5,225,314
                                                                                            ------------    ------------
          Total liabilities and stockholders' equity ....................................   $ 25,214,355    $  5,904,207
                                                                                            ============    ============


      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended               Nine Months Ended
                                      ----------------------------    ----------------------------
                                       December 31,   December 31,     December 31,    December 31,
                                           2000           1999            2000           1999
                                      ------------    ------------    ------------    ------------

Net revenues ......................   $       --      $       --      $    175,347    $       --
                                      ------------    ------------    ------------    ------------

Costs and expenses:
   Operating expenses .............      2,552,342         604,172       7,416,819       2,323,715
   Cost of revenue ................           --              --           300,852            --
   Research and development .......      3,807,488         870,949       7,458,094       2,267,582
                                      ------------    ------------    ------------    ------------
           Total costs and expenses      6,359,830       1,475,121      15,175,765       4,591,297
                                      ------------    ------------    ------------    ------------

Loss from operations ..............     (6,359,830)     (1,475,121)    (15,000,418)     (4,591,297)

Other income (expense):
   Interest expense ...............       (192,360)           --          (214,619)           --
   Interest income ................        451,457         127,706       1,035,339         372,683
   Litigation settlement costs ....     (1,600,000)           --        (1,600,000)           --
   Equity in loss of joint venture            --          (169,156)           --          (279,682)
   Equity in loss of Mantra .......           --           (31,809)           --           (95,427)
                                      ------------    ------------    ------------    ------------

Net loss ..........................     (7,700,733)     (1,548,380)    (15,779,698)     (4,593,723)

Deemed dividend for Series B
Preferred Stock ...................           --          (890,000)           --        (2,670,000)

Series C cumulative preferred
dividends .........................       (365,625)           --          (853,125)           --
                                      ------------    ------------    ------------    ------------


Net loss attributable to common
shares ............................   $ (8,066,358)   $ (2,438,380)   $(16,632,823)   $ (7,263,723)
                                      ============    ============    ============    ============

Basic and diluted loss per common
share .............................   $       (.41)   $       (.20)   $       (.85)   $       (.86)
                                      ============    ============    ============    ============

Weighted average number of common
shares outstanding ................     19,815,005      12,057,133      19,565,348       8,453,462
                                      ============    ============    ============    ============

      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                           ----------------------------
                                                                             December 31,  December 31,
                                                                                2000           1999
                                                                           ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...............................................................   $(15,779,698)   $ (4,593,723)
Adjustments to reconcile net loss to cash used for operating activities:
   Equity in losses of joint venture and Mantra ........................          8,265         228,984
   Stock based compensation ............................................      1,671,914       1,093,226
   Depreciation and amortization .......................................        450,638         257,666
   Stock option forfeiture .............................................           --           165,467

Increase (Decrease) from changes in assets and liabilities:
   Costs and earnings in excess of billings ............................       (175,347)           --
   Other receivables ...................................................           --          (170,533)
   Other current assets ................................................       (215,210)          1,723
   Accounts payable and accrued liabilities ............................      4,411,939        (139,674)
   Decrease in minority interest .......................................           --            76,434
   Interest payable ....................................................        202,125            --
                                                                           ------------    ------------
          Net cash used for operating activities .......................     (9,425,374)     (3,080,430)
                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment, improvements and fixtures ....................     (3,465,014)       (195,293)
   Capitalized computer software development ...........................           --           (36,250)
   Other assets ........................................................        (79,364)           --
                                                                           ------------    ------------

          Net cash used for investing activities .......................     (3,544,378)       (231,543)
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock ...........................     21,059,006       1,000,000
   Proceeds from promissory note .......................................      7,000,000            --
   Receipt of stock subscription .......................................           --         2,443,334
   Proceeds from issuance of common shares .............................        721,008       1,137,612
   Payments on capital lease obligations ...............................         (9,160)        (27,442)
                                                                           ------------    ------------
         Net cash provided by financing activities .....................     28,770,854       4,553,504
                                                                           ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................     15,801,102       1,241,531

Cash and cash equivalents, beginning of period .........................      5,311,209       5,788,288
                                                                           ------------    ------------

Cash and cash equivalents, end of period ...............................   $ 21,112,311    $  7,029,819
                                                                           ============    ============

Supplemental disclosure of cash flow information:
   Income taxes paid ...................................................   $      3,786    $       --
                                                                           ============    ============

      See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -          BASIS OF PRESENTATION

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position as of December 31, 2000 and its results of operations for the three and nine months ended December 31, 2000 and 1999, and cash flows for the nine months ended December 31, 2000 and 1999. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2000 as filed with the Securities and Exchange Commission.

NOTE 2 - ORGANIZATION AND BUSINESS

               U.S. Wireless Corporation is headquartered in San Ramon, California. U.S. Wireless Corporation was incorporated in the State of Delaware in February 1993. The Company develops high-performance, network-based location systems (known as the RadioCamera system) designed to enable wireless carriers, the intelligent transportation systems and telematics industry and others to provide value-added, location-based services and applications, including: enhanced 911, live-navigation assistance, enhanced 411, traffic data and asset and vehicle tracking.

          Principles of Consolidation

               The consolidated financial statements for all periods presented include the accounts of the Company and its wholly owned subsidiary, U.S. Wireless International, Inc.

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

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 -          COSTS AND EARNINGS IN EXCESS OF BILLINGS

               This  account  represents  the  costs and  earnings  in excess of billings on the State of Maryland contract to provide traffic-flow information. The total contract value aggregates $461,440 and is expected to be completed during the fiscal year ending March 31, 2001. Contract fees are generally paid on a quarterly basis with a final 10% installment upon completion of the project. The contract is accounted for using the percentage of completion method. Revenues of approximately $249,000 under this contract were previously recognized in the fourth quarter of the year ended March 31, 2000.

               For  the  nine  months  ended  December  31,  2000,  the  Company recognized $175,347 of revenue and $300,852 of costs on this contract, respectively, representing activities through September 30, 2000. For the three months ended December 31, 2000, activity under the contract was minimal. Accrued expenses at December 31, 2000, includes approximately $75,000 of costs the Company expects to incur in completion of this contract.

               Subsequent to December 31, 2000, the Company collected $286,093 under the contract.

NOTE 4 -          EQUIPMENT, IMPROVEMENTS AND FIXTURES

               Equipment, improvements and fixtures, net at December 31, 2000 and March 31, 2000 consisted of the following:

                                                                             December 31,             March 31,
                                                                                 2000                    2000
                                                                              (Unaudited)             (Audited)
                                                                          --------------------    -------------------
                  Furniture, fixtures and equipment                                $2,326,612            $ 1,226,693
                  Less: accumulated depreciation
                     and amortization                                              (1,345,205)              (978,210)
                                                                          --------------------    -------------------
                                                                                      981,407                248,483
                  Network infrastructure construction in process
                                                                                    2,336,341                      -
                                                                         --------------------    -------------------
                                                                                  $ 3,317,748              $ 248,483
                                                                         ====================    ===================


               Network infrastructure includes capitalized interest totaling $30,231.

NOTE 5 - PROMISSORY NOTE

               In September 2000, the Company entered into agreements with Hewlett Packard Credit Corporation ("HPCC"), a subsidiary of Hewlett Packard Company ("HP"), including a Note and Warrant Purchase Agreement, Promissory Note, Warrant Agreement, Registration Rights Agreement, Consulting Agreement, Project Agreement and Business Alliance Agreement. At the closing the Company received the proceeds of a $7,000,000 promissory note, which are to be used primarily for HP services and equipment in the construction of our initial network operating center. The note is due in its entirety on September 21, 2003 and accrues interest at 10.5%, payable quarterly. The note is collaterized by certain of the Company's assets.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

               In connection with the issuance of the promissory note, the Company granted HPCC a warrant to purchase up to a maximum of an aggregate of 41,990 shares of common stock at an exercise price of $16.67. The Company valued the options using the Black-Scholes option valuation model to be approximately $415,700 based on a three year life, a discount interest rate of 6.5% and a 100% volatility factor. The value of the warrants was recorded as paid in capital and as a discount to the promissory note. The discount is being amortized to interest expense on a method that approximates the effective interest method. Amortization totaled $38,841 for the three months ended December 31, 2000.

               Interest expense on the note was $183,750 (before amortization of debt discount) during the three months ended December 31, 2000, of which $30,231 was capitalized to network infrastructure.

               In connection with the financing arrangements with HPCC, HP will be assisting the Company with the engineering and installation of the Company's national and regional operations network centers. Commitments outstanding under these agreements total approximately $2.7 million.

NOTE 6 -          SERIES A AND SERIES B PREFERRED STOCK

               During the quarter ended June 30, 2000, the remaining 20,000 shares of the Company's Series A Preferred Stock ("Series A") were converted into 135,593 shares of the Company's common stock, leaving no shares of Series A outstanding since that date. At December 31, 2000, accrued, unpaid dividends on the Series A totaled $90,559.

               During the quarter ended June 30, 2000, the remaining 38,400 shares of Series B Preferred Stock ("Series B") outstanding as of March 31, 2000 were converted into 3,840,000 shares of common stock. Accounting for the original issuance of the Series B included a beneficial conversion feature due to the conversion price being a discount from the trading price of the Company's common stock at the date of the investment. As a result, the Company has recorded in the accompanying statement of operations a deemed dividend for this beneficial conversion feature in the amount of $890,000 and $2,670,000 for the three and nine-month periods ended December 31, 1999. There were no such dividends applicable to the December 2000 periods.

NOTE 7 -          PRIVATE PLACEMENT OF SERIES C PREFERRED STOCK

               In May 2000, the Company authorized 150,000 shares of Series C Preferred Stock, par value $.01 per share (the "Series C"). These shares have a stated liquidation preference of $200 per share plus unpaid and accrued dividends, and are senior to the common stock. The shares are redeemable by the Company at a redemption price of $200 plus unpaid and accrued dividends, at any time upon the earlier of June 1, 2004 or the date after the closing price for the Company's common stock has been at least $45 for a consecutive thirty-day period. Dividends accrue at a rate of 6.5% per annum of the liquidation preference, are cumulative and payable semi-annually, in cash or additional shares of Series C, at the Company's option. Each share of Series C will convert into the number of shares of common stock equal to the liquidation value of $200 divided by the initial

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          conversion price of $19.03 at any time at the holder's option. The Series C shareholder has the right to appoint one member to the Board of Directors, until at least 50% of the shares of Series C have been converted into shares of common stock, and to vote on all matters voted on by the stockholders except the election of the Board of Directors. The Series C shareholders are entitled to that number of votes equal to the number of shares of common stock that such holder is entitled to receive upon conversion of such shares of Series C on the record date of the vote.

               In June 2000, the Company completed the sale of 112,500 shares of the $.01 par value Series C at a price of $200 per share to American
          Tower Corporation (ATC). Proceeds of the Series C net of offering costs were approximately $21 million.

               For the three and nine-month periods ended December 31, 2000, accrued dividends on the Series C shares aggregated $365,625 and $853,125, respectively. Dividends are payable on January 1 and June 1 of each year. In January 2001, the Company issued 4,266 shares of Series C in satisfaction of aggregate accrued dividends of $853,125. Such shares of Series C were issued under the same terms and conditions as those originally issue in the private placement discussed above.

               Concurrent with this private placement, the Company entered into two agreements with ATC and its operating entities: a master license agreement (MLA) and services agreement. Under the terms of the services agreement, ATC is a preferred provider of RadioCamera antenna site acquisition and installation services in connection with the Company's network build-out, including radio frequency design, radio frequency engineering, site identification, site acquisition and development, site zoning and permitting, site construction and installment management, and component purchases.

NOTE 8 -          MANUFACTURING AGREEMENTS

               The Company has entered into agreements with three manufacturers, including Wireless Technology, Inc., ("WTI"), a joint venture of which the Company is a partner, to build RadioCameras and other components parts of the RadioCamera System. Total commitments under these agreements are approximately $2.5 million. The Company expects these commitments to be substantially fulfilled by March 31, 2001.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9 - STOCK BASED COMPENSATION

               Operating expenses for the nine-month period ended December 31, 2000 include stock compensation expense totaling $1,671,914 resulting from the issuance of restricted stock and stock options granted to employees.

               During the nine months ended December 31, 2000, the Company granted 100,000 restricted shares of common stock in connection with an employment agreement. The shares vest at a rate of 25,000 shares per annum over a four-year term. Stock compensation expense for the nine-month period ended December 31, 2000 includes compensation expense of $644,431 associated with this grant.

NOTE 10 -         LITIGATION SETTLEMENT COSTS

               The Company has recorded a provision for litigation settlement costs during the quarter ended December 31, 2000 totaling $1,600,000 based upon the estimated loss to be incurred from three outstanding legal matters, which actions have been settled in principal. The parties are negotiating the final terms and conditions.

               During August 2000, a former board member filed an action in California State Court against the Company, its CEO, and its General Counsel claiming that the Company had breached its stock option agreement with the former director. Subsequent to the quarter ended December 31, 2000, the parties have reached an agreement in principal. The Company has estimated and accrued the related cost of settlement as litigation settlement costs at December 31, 2000.

               During the year ended March 31, 2000, two former members of management filed suit against the company as a result of their termination. Subsequent to the quarter ended December 31, 2000, the parties have reached an agreement in principal on both actions. The Company has estimated and accrued the related cost of settlement of each as litigation settlement costs at December 31, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Statements contained herein, which are not historical facts, may be considered forward- looking information with respect to plans, projections or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risk and uncertainties, which could cause actual results to differ materially from those, projected.

              Results of Operations

              Revenues

              During the nine months ended December 31, 2000, the Company has recorded aggregate revenues of $175,347 from a contract with the Maryland and U.S. Departments of Transportation, under which we are to provide transportation data on selected roadways on a trial basis. Revenues were unchanged from those recognized through September 30, 2000. There were no revenues in the corresponding periods of 1999. The total contract value for the Maryland contract is $461,000, of which $249,000 of the Maryland contract was recognized in the year ended March 31, 2000. The Company has received notice of the acceptance of bids on four other projects, from which no revenues are expected to be earned until final contracts are signed and work begins. The Company does not expect to receive any significant revenues from these projects during the current fiscal year.

              The Company is in the process of expanding a trial in the Maryland/Washington DC/Virginia metro area into an operational readiness trial ("ORT"), including the expansion of deployed sites to approximately 50 circling the Washington D.C Beltway for transportation trials. In addition, the Company is increasing the deployment of sites in the San Francisco Bay Area for a transportation trial.

              Costs and Expenses of Operations

              Operating expenses totaled $2,552,342 and $7,416,819 for the three and nine-month periods ended December 31, 2000 as compared to operating expenses of $604,172 and $2,323,715 for the three and nine-month periods ended December 31, 1999. Increased operating expenses for the 2000 periods over the 1999 periods were primarily due an increase in employees and related compensation costs and due to the increased field trial and deployment activities, including the expansion of the ORT in the Maryland/Washington DC/Virginia Metro and Seattle, Washington areas and expansion of deployed sites around the San Francisco Bay Area for a transportation trial. These costs include personnel, contractor and overhead costs associated with new east coast offices located in Reston, Virginia.

              Cost of revenue for the nine months ended December 31, 2000 was $300,852 for the Maryland transportation contract. These costs include an aggregate $75,000 for expected costs to be incurred in excess of the $461,000 Maryland contract value.

              Research and Development

              Research and development expense totaled $3,807,488 and $7,458,094 for the three and nine-month periods ended December 31, 2000 and 1999 as compared to $870,949 and $2,267,582 for the three and nine-month periods ended December 31, 1999. The increase is primarily the result of increased personnel, consulting and other costs related to software and hardware development of the RadioCamera(TM) system and initial development costs associated with the Company's planned data center and network operating system.

              Interest Expense

              Interest expense has been accrued on funds received on September 21, 2000 under a promissory note with Hewlett-Packard Credit Corporation. The Company received proceeds of $7,000,000 from this note to be used primarily for HP services and equipment in the construction of a network operating center. The note is due in its entirety on September 21, 2003 and accrues interest at 10.5%, payable quarterly. Total interest expense on the note was $183,750 for the three months ended December 31, 2000 and $202,125 (before amortization of debt discount) from September 21, 1999 to December 31, 2000. Interest expense totaling $30,231 was capitalized to network infrastructure.

              In connection with the issuance of the promissory note, the Company granted HPCC a warrant to purchase up to a maximum of an aggregate of 41,990 shares of common stock at an exercise price of $16.67. The Company valued the options using the Black-Scholes option valuation model to be approximately $415,700, based on a three year life, a discount interest rate of 6.5% and a 100% volatility factor. The value of the warrants was recorded as paid in capital and as a discount to the promissory note. The discount is being amortized to interest expense on a method that approximates the effective interest method. Interest expense includes $38,841 for the three months ended December 31, 2000 and $42,725 since inception related to amortization of discount on the note.

              Interest Income

              Interest  income was $451,457  and $127,706 for the quarter  ended
              December 31, 2000 and 1999, respectively, and $1,035,339 and $372,683 for the nine-month periods ended December 31, 2000 and 1999, respectively. Interest earnings increased in the 2000 periods given increased cash and cash equivalents on-hand primarily as a result of our May 2000 private placement of Series C Preferred Stock and September 2000 borrowing of funds under a promissory note with Hewlett Packard Credit Corporation.

              Other Expense

              Included in other expense for the three and nine month periods ended December 31, 2000 is an estimated provision of approximately $1,600,000 for litigation settlement costs related to three separate cases which have been settled in principal.

              Net Loss/Net Loss Per Share

              As a result of the above factors, the Company incurred a net loss of $7,700,733 for the three months ended December 31, 2000 as compared to $1,548,380 for the three months ended December 31, 1999. The net loss attributable to common shares of $8,066,358 for the December 2000 period includes $365,625 of cumulative dividends on the Series C Preferred Stock. The net loss attributable to common shares of $2,438,380 for the three months ended December 31, 1999 includes $890,000 of deemed dividends with respect to the Series B Preferred Stock issuance. The deemed dividends on the Series B Preferred Stock were the result of issuing the preferred stock with a conversion price to acquire shares of our Common Stock at a discount from the trading price of Common Stock at the date the Company sold the shares of Series B Preferred Stock. The net loss per share was $0.41 and $0.20 for the December 2000 and 1999 quarters, respectively.

              As a result of the above factors, the Company incurred a net loss of $15,779,698 for the nine months ended December 31, 2000 as compared to $4,593,723 for the nine months ended December 31, 1999. The net loss attributable to common shares of $16,632,823 for the December 2000 period includes $853,125 of cumulative dividends on the Series C Preferred Stock. The net loss attributable to common shares of $7,263,723 for the nine months ended December 31, 1999 includes $2,670,000 of deemed dividends with respect to the Series B Preferred Stock issuance. The net loss per share was $0.85 and $0.86 for the nine-month periods ended December 31, 2000 and 1999, respectively.

              Liquidity and Capital Resources

              At December 31, 2000, the Company had working capital of approximately $15,467,000 including cash and cash equivalents of $21,112,311. Such amounts resulted primarily from sales of securities in the June 2000 private placement offering of Series C Preferred Stock in which the Company raised net proceeds of approximately $21 million. Additional funds were also generated near the end of September 2000 as the result of a $7,000,000 promissory note with Hewlett-Packard Credit Corporation.

              Cash flows used in operating activities for the nine months ended December 31, 2000 were $9,425,374. This includes significant non-cash adjustments to the operating net loss of $15,779,698 for the period of approximately $1.7 million for stock based compensation and $4.4 million for the increase in accounts payable and accrued liabilities. The large increase in accounts payable and accrued liabilities as compared to the prior year period is a result of an increase in purchases of goods and services from vendors and contractors, the timing of payments, and the accrual of litigation settlement costs at December 31, 2000.

              During the quarter ended December 31, 2000, the Company continued its expansion of sites in the Maryland/Washington DC/Virginia Metro area including expansion of deployed sites around the Washington D.C Beltway. As of December 31, 2000 the Company had a total of 20 operational sites in this area and is in process of expanding the number of deployed sites to approximately 50. The Company also has a total of 14 sites deployed in the Seattle, Washington area and is in process of expanding its deployed sites in the San Francisco Bay Area from 3 to 20 sites in connection with a transportation trial. Deployment of these additional sites is expected to occur over the next two quarters. During the three months ended December 31, 2000, the Company has incurred approximately $2.3 million of costs, including equipment, installation and related consulting, that it has capitalized as network infrastructure in connection with the deployment of additional network sites and the building of a network operations center.

              In June 2000, the Company completed the sale of 112,500 shares of the Series C Preferred Stock at a price of $200 per share to American Tower Corporation ("ATC"). Proceeds of the Series C Preferred Stock net of offering costs were approximately $21 million. Concurrent with this private placement, the Company entered into two agreements with ATC and its operating entities: a master license agreement (MLA) and services agreement. Under the terms of the services agreement, ATC is a preferred provider of RadioCamera antenna site acquisition and installation services in connection with the Company's network build-out, including radio frequency design, radio frequency engineering, site identification, site acquisition and development, site zoning and permitting, site construction and installment management, and component purchases.

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

              In accordance with the Company's strategy of building a nationwide network, which will require financing, management expects that it will be required to purchase significant amounts of equipment and significantly increase management, technical, marketing, operation, and administrative personnel during the next twelve months.

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

              In connection with the financing arrangements with HPCC, HP will be assisting the Company with the engineering and installation of the Company's national and regional operations network centers. Commitments outstanding under these agreements total approximately $2.7 million.

              Based on management's estimates, capital resources are expected to meet cash requirements through at least December 2001 for the continuation of research, development, and field and ORT operations. The Company will need to raise additional funds in order to implement its business plans of expanding the deployment of its RadioCamera system in current and future additional markets. Management intends to raise additional funds for this purpose prior to December 2001.

PART II.          OTHER INFORMATION

ITEM 1.           Legal Proceedings

                  The Company has recorded a provision for litigation settlement costs during the quarter ended December 31, 2000 totaling $1,600,000 based upon the estimated loss to be incurred from three outstanding legal matters, which actions have been settled in principal. The parties are negotiating the final terms and conditions.

                  During August 2000, a former board member filed an action in California State Court against the Company, its CEO, and its General Counsel claiming that the Company had breached its stock option agreement with the former director. Subsequent to the quarter ended December 31, 2000, the parties have reached an agreement in principal. The Company has estimated and accrued the related cost of settlement as litigation settlement costs at December 31, 2000.

                  During the year ended March 31, 2000, two former members of management filed suit against the company as a result of their termination. Subsequent to the quarter ended December 31, 2000, the parties have reached an agreement in principal on both actions. The Company has estimated and accrued the related cost of settlement of each as litigation settlement costs at December 31, 2000.

ITEM 2. -         Changes In Securities And Use Of Proceeds - None.

ITEM 3. -         Defaults Upon Senior Securities - None.

ITEM 4. -         Submission Of Matters To A Vote of Security Holders

                  On  December  11,  2000,  we held  an  annual  meeting  of our stockholders, in which the stockholders elected five (5) persons nominated by the Board of Directors to serve as Directors until the next annual meeting of stockholders and until their respective successors shall have been elected and shall have qualified. The voting tabulations regarding the election of Directors were as follows (there were no abstentions and no broker non-votes):

                                                                       Votes Cast            Withhold
                                    Nominees                                For           Authority to Vote

                                    Dr. Oliver Hilsenrath              14,574,483                10,302
                                    Barry West                         14,574,483                10,302
                                    Dennis Francis                     14,574,483                10,302
                                    Louis Golm                         14,574,483                10,302
                                    Dale Stone                         14,574,483                10,302

                  On December 11, 2000, the holders of the Series B Preferred Stock elected David Robkin as a director in replacement of the outgoing Irv Gross. Mr. Jim Eisenstein continued as a director, elected by the holder of the shares of the Series C Preferred Stock.

ITEM 5. -         Other Matters - None

ITEM 6. -         Exhibits And Reports On Form 8-K:

a)    None.
b)    We filed no reports on Form 8-K during the period ended December 31, 2000.

                                            SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   U.S. Wireless Corporation
                                                         (Registrant)



February 13, 2001                              By:  \s\ Dr. Oliver Hilsenrath
Date                                                    Dr. Oliver Hilsenrath
                                                        Chief Executive Officer



February 13, 2001                              By: \s\ Donald Zerio
Date                                                   Donald Zerio
                                                       Vice President - Finance