Form 10KSB/A
period 2000-03-31
U S WIRELESS CORP
filed 2001-04-13
CIK 912083

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10KSB/A
                                 Amendment No. 1

           X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -----           SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _____________

                           Commission File No. 0-24742

                            U.S. Wireless Corporation

           Delaware                                       13-3704059
  (State or other jurisdiction                 (IRS Employer Identification No.)
  of incorporation or organization)

  2303 Camino Ramon, Suite 200, San Ramon, California         94583
  (Address of principal executive offices)                  (Zip Code)

                                 (925) 327-6200
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0.01 par value
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     We had, on a consolidated basis, $249,178 in revenues from operations during the fiscal year ended March 31, 2000.

     The aggregate market value of the voting stock (Consisting of Common Stock, par value $0.01 per share) held by non-affiliates on June 26, 2000 was approximately $362,601,543 based upon the closing bid price for such Common Stock on said date ($21.25), as reported on the Nasdaq National Market System. On such date, there were 21,122,906 shares of the registrant's Common Stock outstanding.

EXPLANATORY NOTE

     This Form 10KSB/A is being filed solely for the purpose of filing Exhibits
23.1 and 23.2.

ITEM 13.

All exhibits to this Form 10-KSB/A, except those designated with an asterisk (*) which are filed herewith and those designated with a double asterisk (**) which were filed with the initial filing of this Form 10-K on June 29, 2000, have previously been filed with the Commission, as referenced, and pursuant to 17 C.F.R. Section 230.411 are incorporated by reference herein.

        3.2.1 Amended and Restated Certificate of Incorporation of U.S. Wireless Corporation (incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 (the "1999 Form 10-KSB"))

        3.2.2 Certificate of Amendment of the Certificate of Incorporation of U.S. Wireless Corporation (incorporated by reference from the 1999 Form 10-KSB)

        3.2.3 Certificate of Amendment of the Certificate of Incorporation of U.S. Wireless Corporation (incorporated by reference from the 1999 Form 10-KSB)

      **3.2.4 Certificate of Designation of the Series C Preferred Stock which we filed on May 17, 2000.

          3.4 By-Laws of U.S. Wireless Corporation (incorporated by reference from our Registration Statement on Form SB-2 dated March 28, 1994 under File No. 33-68306-NY (the "1994 Form SB-2"))

        3.4.1 Amendment to the By-Laws dated November 25, 1997 (incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 (the "1998 Form 10-KSB"))

          3.5 Form of Common Stock Certificate (incorporated by reference from the 1994 Form SB-2).

      **3.6.2   Form of Series C Preferred Stock Certificate.

        10.74 Form of Employment Agreement with Dr. Oliver Hilsenrath (incorporated by reference from our Report on Form 8-K dated July 11, 1996).

        10.77 Amended Employment Agreement with Dr. Oliver Hilsenrath 1997 (incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 (the "1997 Form 10-KSB"))

      **10.89   Employment Agreement with Jan Klein dated January 1, 2000.

      **10.90 Master License Agreement with American Tower Corporation dated May 31, 2000.

      **10.91 Services Agreement with American Tower Corporation dated May 31, 2000.

         16.1 Letter on Change in Certifying Accountant (incorporated by reference from the Form 8-K dated March 15, 2000

        *23.1   Consent of BDO Seidman, LLP

        *23.2   Consent of Haskell & White LLP

      **27.01   Financial Data Schedule

                                    SIGNATURE

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly.

                                           U.S. WIRELESS CORPORATION


Date: April 12, 2001                       By:   /s/ Oliver Hilsenrath
                                                 ---------------------
                                                 Dr. Oliver Hilsenrath
                                                 Chief Executive Officer




EXHIBIT INDEX

Exhibit Number                      Description
--------------                      -----------

23.1                                Consent of BDO Seidman, LLP

23.2                                Consent of Haskell & White LLP