Form 10QSB/A
period 1999-06-30
U S WIRELESS CORP
filed 2001-07-12
CIK 912083

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A
                                 AMENDMENT #2
                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number: 0-24742
                                                -------


                           U.S. WIRELESS CORPORATION
       (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                       13-3704059
          --------                                       ----------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

           2303 Camino Ramon, Suite 200, San Ramon, California 94583
           ---------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (925) 327-6200
                                --------------
               (Issuer's Telephone Number, Including Area Code)

                                      N/A
                 --------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)



     Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.01 per share, 14,110,613 shares outstanding as of June 30, 1999.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY



                                    CONTENTS


                                                                                                                             Page

Number
------
PART I -  FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

          Consolidated balance sheets as of June 30, 1999 (unaudited)
            and March 31, 1999                                                                                                3

          Consolidated statements of operations (unaudited) for the three months
            ended June 30, 1999 and June 30, 1998                                                                             4

          Consolidated statements of cash flows (unaudited) for the three months
            ended June 30, 1999 and June 30, 1998                                                                             5

          Notes to financial statements                                                                                      6-10

ITEM 2 -  MANANGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                     11-12

PART II - OTHER INFORMATION                                                                                                   13

ITEM 2.   Changes in Securities and Use of Proceeds                                                                           13

ITEM 6.   Exhibits and Reports on Form 8-K.                                                                                   13

Signatures                                                                                                                    14

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    As of June 30, 1999 and March 31, 1999


                                                                                             June 30,                March 31,
                                                                                               1999                    1999
                                                                                            ------------            ------------
                                                                                             (Unaudited)
                                                                                             (Restated -
                                                                                               Note 2)
                                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                   $  8,104,738            $  5,788,288
Funds held in escrow                                                                             200,000                       -
Stock subscription                                                                                     -               2,300,000
Other receivables (Note 4)                                                                       120,675                       -
Investment in joint venture                                                                       58,630                  58,630
Investment in affiliate                                                                          141,426                       -
Other current assets                                                                                   -                   2,323
                                                                                            ------------            ------------
Total Current Assets                                                                           8,625,469               8,149,241
                                                                                            ------------            ------------

EQUIPMENT, IMPROVEMENTS AND FIXTURES, net of accumulated
   depreciation and amortization (Note 5)                                                        397,639                 381,617
                                                                                            ------------            ------------
OTHER ASSETS
  Security deposits                                                                               25,035                  25,035
                                                                                            ------------            ------------
          Total other assets                                                                      25,035                  25,035
                                                                                            ------------            ------------
          Total assets                                                                      $  9,048,143            $  8,555,893
                                                                                            ============            ============
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                       $    323,833            $    335,543
Obligations under capital leases, current                                                         34,486                  34,486
Due to affiliate                                                                                  27,110                       -
                                                                                            ------------            ------------
          Total current liabilities                                                              385,429                 370,029

Obligations under capital leases, noncurrent                                                       4,632                   4,632
                                                                                            ------------            ------------

          Total liabilities                                                                      390,061                 374,661
                                                                                            ------------             -----------

MINORITY INTEREST IN SUBSIDIARY                                                                        -                  76,434
                                                                                            ------------            ------------

STOCKHOLDERS' EQUITY:
Series A preferred stock convertible, $.01 par value, 300,000 shares authorized; 70,000
shares issued and outstanding at June 30, 1999 and March 31, 1999                                    700                     700

Series B preferred stock convertible, $.01 par value, 60,000 and 50,000 shares authorized,
issued and outstanding at June 30, 1999 and March 31, 1999                                           600                     500

Common stock, $.01 par value, 40,000,000 shares authorized; 14,110,613 and
13,556,158 shares issued and outstanding at June 30, 1999 and March 31, 1999                     141,107                 135,563

Additional paid-in capital                                                                    35,786,157              32,504,598
Common stock subscribed                                                                          200,000                    --
Unearned compensation                                                                           (115,838)               (244,958)
Accumulated deficit                                                                          (27,354,644)            (24,291,605)
                                                                                            ------------            ------------
          TOTAL STOCKHOLDERS' EQUITY                                                           8,658,082               8,104,798
                                                                                            ------------            ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  9,048,143            $  8,555,893
                                                                                            ============            ============

     See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                    Three Months Ended
                                                                         --------------------------------------
                                                                             June 30,                 June 30,
                                                                               1999                     1998
                                                                         -----------------        --------------
                                                                           (Restated -
                                                                             Note 2)
Net sales                                                                 $              -        $            -
                                                                          ----------------        --------------
Costs and expenses:
   Operating expenses                                                            1,976,574             1,118,604
                                                                          ----------------        --------------

Loss before other income (expense) and minority interest in
net loss of continuing subsidiaries                                             (1,976,574)           (1,118,604)

Other income (expense):
   Loss from unauthorized stock issuances (Note 2)                                (690,344)                    -
   Interest income                                                                 117,126                34,405
   Equity in loss of Mantra                                                        (31,809)                    -
                                                                          ----------------        --------------

Loss before minority interest in net loss of
  subsidiary                                                                    (2,581,601)           (1,084,199)
Minority interest in net loss of
  subsidiaries                                                                           -                25,237
                                                                          ----------------        --------------

Net loss                                                                        (2,581,601)           (1,058,962)

Deemed dividend for Series B Preferred Stock                                      (890,000)                    -
                                                                          ----------------        --------------

Net loss attributable to common shares                                    $     (3,471,601)       $   (1,058,962)
                                                                          ================        ==============

Basic and diluted net loss per share:                                    $            (.29)       $         (.13)
                                                                         =================        ==============
Weighted average number of common
   shares outstanding                                                           11,996,280             7,902,863
                                                                         =================        ==============

     See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                          Increase (Decrease) in Cash


                                                                                                         Three Months Ended
                                                                                                -----------------------------------
                                                                                                  June 30,               June 30,
                                                                                                    1999                   1998
                                                                                                 -----------            -----------
                                                                                                   (Restated -
                                                                                                     Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                         $(2,581,601)           $(1,058,962)
Adjustments to reconcile net loss to cash (used) for operating activities:
   Depreciation and amortization                                                                      85,222                 60,000
   Loss from unauthorized stock issuances                                                            690,344
   Minority interest in net income of subsidiaries                                                         -                (25,237)
   Stock based compensation                                                                          875,560                129,120
   Equity in loss of Mantra                                                                           31,809                      -

Increase (Decrease) from changes in assets and liabilities:
   Increase in other receivables                                                                    (120,675)                     -
   Accounts payable and accrued expenses                                                               2,854                (37,391)
                                                                                                 -----------            -----------
          Net cash (used) for operating activities                                                (1,016,487)              (932,470)
                                                                                                 -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment, improvements and fixtures                                              (101,243)              (121,450)
                                                                                                 -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations                                                                   -                 (6,309)
   Receipt of stock subscription                                                                   2,300,000                      -
   Proceeds from issuance of preferred stock                                                       1,000,000              4,989,312
   Proceeds from issuance of common shares                                                           134,180                 25,359
                                                                                                 -----------            -----------
Net cash provided by financing activities                                                          3,434,180              5,008,362
                                                                                                 -----------            -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          2,316,450              3,954,442

Cash, beginning of period                                                                          5,788,288              2,285,750
                                                                                                 -----------            -----------
Cash, end of period                                                                              $ 8,104,738            $ 6,240,192
                                                                                                 ===========            ===========
Supplemental disclosure of cash flow information:
   Interest paid                                                                                 $         -            $         -
   Taxes paid                                                                                    $         -            $     1,248

     See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 -  BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements as restated include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended June 30, 1999. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1999 as filed with the Securities and Exchange Commission.

NOTE 2 -  RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

          In May 2001, the Company announced that it had completed an investigation that resulted in the termination of the Company's former Chief Executive Officer and the resignation of the Company's former General Counsel. The investigation revealed several transactions in which stock or options to purchase common stock had been issued to various entities without evidence of Board of Directors approval of the transactions, or evidence that the Company had received consideration for the issuance of the stock and options. In addition, the Company concluded that based on the evidence obtained, it was likely that the Company's former Chief Executive Officer and former General Counsel had beneficial interests in many, and possibly all of, the entities in question. Accordingly, the Company further determined that these transactions were not properly disclosed as related party transactions.

          As a result of the investigation, the Company determined that certain transactions had been improperly recorded in the Company's historical financial statements either as compensation expense or as offering costs related to financing activities, based upon representations by the Company's former Chief Executive Officer and former General Counsel. The transactions in question involved the issuance of 212,725 shares of common stock during fiscal year 2000 and options to purchase 450,000 shares of common stock during fiscal years 1997, 1999 and 2000 (150,000 options were issued in each fiscal year). The Company issued an additional 63,300 shares in fiscal year 2000 for which payment was received but for which the issuance was unauthorized. The options were all subsequently exercised in fiscal year 2000, resulting in the issuance of 352,952 shares of common stock, with options to purchase 97,048 shares of common stock canceled pursuant to a cashless exercise provision.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


          Upon further analysis of the transactions described above, the issuances of stock and stock options that were the subject of the investigation were determined to have been unauthorized stock issuances. Accordingly, the Company has recorded a non-cash loss from unauthorized stock issuances during the year ended March 31, 2000, measured based on the fair market value of the net shares of common stock issued as of the date of issuance. In addition, the Company has also recorded non-cash stock compensation of $407,603 and certain payroll tax liabilities of $530,000 in the year ended March 31, 2000 for other transactions that were reevaluated by management in connection with the investigation. The impact of the restatements on the Company's statement of operations for the fiscal year ended March 31, 2000, is as follows:


                                   Net Loss                                                       Basic and
                                Attributable to                                  Net Loss          Diluted          Basic and
                                    Common        Loss from                   Attributable to      Net Loss          Diluted
                                    Shares       unauthorized                     Common          Per Share         Net Loss
                                (as originally      Stock           Other         Shares        (as originally      Per Share
          Quarter ended:           reported)      issuances      Adjustments   (as restated)      reported)       (as restated)
          --------------           ---------      ---------      -----------   -------------      ---------       -------------
          June 30, 1999         $ 2,727,505       $   690,344     $    53,752   $ 3,471,601       $  (0.23)           $  (0.29)
          September 30, 1999      2,097,838           534,262         379,073     3,011,173          (0.17)              (0.25)
          December 31, 1999       2,438,380         4,106,508         365,073     6,909,961          (0.20)              (0.57)
          March 31, 2000          4,200,174                 -         139,705     4,339,879            N/A*                N/A*
                               -----------------------------------------------------------------------------------------------
          Year ended
          March 31, 2000        $11,463,897       $ 5,331,114     $   937,603   $17,732,614       $  (0.92)           $  (1.42)
                               ===============================================================================================

          *- Per share amounts for fourth quarter results not previously reported in financial filings.

          The impact on the Company's balance sheet as of June 30, 1999, as compared to the previously reported amounts, is as follows:

          .    Paid in capital is increased by $744,096.
          .    Accumulated deficit is increased by $744,096.

NOTE 3 -  ORGANIZATION

          Consolidation of Labyrinth Communication Technologies Group, Inc.

          In March 1998, the Company consummated the consolidation of its subsidiary, Labyrinth Communication Technologies Group, Inc. ("Labyrinth") with and into the Company. In accordance with exchange offers submitted to the stockholders of Labyrinth representing

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


          49% minority interest in Labyrinth, the Company exchanged 4,498,200 shares of its common stock for 490,000 shares of common stock of Labyrinth. The shares of Common Stock issued in accordance with the exchange, are subject to a vesting schedule.

          In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 16, this acquisition of minority interest was accounted for using the purchase method of accounting.

          Principles of Consolidation

          The consolidated financial statements for the year ended March 31, 1999 include the accounts of the Company and Mantra. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 4 -  OTHER RECEIVABLES

          During the quarter ended June 30, 1999 the Company issued 318,400 shares of its common stock to its officers, directors and employees in accordance with its private placement. Included in this amount are 40,000 shares which have been recharacterized as unauthorized stock issuances, as described in Note 2. In addition, 86,600 shares of common stock were sold to two entities that were included in the Company's investigation as described in Note 2. Accordingly, the issuance of these shares has also been reclassified as unauthorized stock issuances in these financial statements. Payment for certain of these shares were made to the Company through direct payments and payroll deductions. The amount due the Company for this issuance was $120,675 at June 30, 1999.

NOTE 5 -  EQUIPMENT, IMPROVEMENTS AND FIXTURES

          Equipment, improvements and fixtures, net at June 30, 1999 and March 31, 1999 consisted of the following :


                                                                                      June 30,               March 31,
                                                                                        1999                   1999
                                                                                  ------------------     ------------------
          Furniture, fixtures and equipment                                            $ 919,066              $ 817,822

          Less: accumulated depreciation and amortization                               (521,427)              (436,205)
                                                                                  --------------              ---------
                                                                                       $ 397,639              $ 381,617
                                                                                  ==============              =========

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 6 -  PRIVATE PLACEMENT

          In March 1999, the Company commenced an undertaking to raise additional capital in a private placement offering of its securities. In April 1999, the Company received stockholders approval for an extension of the offering. As of June 30, 1999 the Company raised proceeds of $6,405,000 through the sale of 60,000 shares of the Company's newly created Series B Preferred Stock to certain investors and 318,400 shares of Common Stock to the Company's officers, directors and employees. Included in this amount are 40,000 common shares which have been recharacterized as unauthorized stock issuances, as described in Note 2. In addition, 86,600 shares of common stock were issued to two entities that were included in the Company's investigation as described in Note 2. Accordingly, the issuance of these shares has also been reclassified as unauthorized stock issuances in these financial statements. In July 1999, the Company consummated a placement of an additional $500,000 through the sales of shares of Common Stock.

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

NOTE 8 -  YEAR 2000 COMPUTER ISSUE

          The Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its operations of financial position. Furthermore, the Company does not believe that it will be required to significantly modify its internal computer systems or products currently under development. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be adverse impact on the Company's operations. Furthermore, there can be no assurance that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company.

NOTE 9 -  SUBSEQUENT EVENTS

          In July 1999, the Company formed U.S. Wireless International, Inc.("USWI"), a foreign corporation to develop and operate its overseas operations. Upon the formation of USWI, the Company transferred its ownership interest in the joint venture company, Wireless Technologies, Inc. ("WTI") formed with Anam Instruments, Inc. On July 19, 1999, the

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

Restatement of amounts previously reported

As described in detail in Note 2 to the condensed consolidated financial statements, in May 2001 the Company announced that it had completed an investigation that resulted in the termination of the Company's former Chief Executive Officer and the resignation of the Company's former General Counsel. As a result of the investigation, the Company determined that the original accounting treatment for certain transactions was incorrect, and accordingly, has restated the previously reported amounts. The impact of the restatements on the Company's statement of operations for the fiscal year ended March 31, 2000, is as follows:

                          Net Loss                                                           Basic and
                       Attributable to                                     Net Loss           Diluted         Basic and
                           Common           Loss from                   Attributable to      Net Loss          Diluted
                           Shares         unauthorized                      Common           Per Share         Net Loss
                       (as originally         Stock          Other          Shares        (as originally      Per Share
Quarter ended:            reported)         issuances     Adjustments    (as restated)       reported)      (as restated)
--------------            ---------         ---------     -----------    -------------       ---------      -------------
June 30, 1999           $ 2,727,505        $   690,344     $  53,752       $ 3,471,601      $  (0.23)          $  (0.29)
September 30, 1999        2,097,838            534,262       379,073         3,011,173         (0.17)             (0.25)
December 31, 1999         2,438,380          4,106,508       365,073         6,909,961         (0.20)             (0.57)
March 31, 2000            4,200,174                  -       139,705         4,339,879           N/A*               N/A*
                      -------------------------------------------------------------------------------------------------
Year ended
March 31, 2000          $11,463,897        $ 5,331,114     $ 937,603       $17,732,614      $  (0.92)          $  (1.42)
                      =================================================================================================

*- Per share amounts for fourth quarter results not previously reported in financial filings.

Capital Resources

At June 30, 1999, the Company reported working capital of $8,240,040. The Company had $8,104,738 in cash and cash equivalents. Such amounts resulted primarily from sales of the Company's securities in its 1999 private placement offering in which the Company raised an aggregate of $6,405,000. During the three months ended June 30, 1999, the Company earned no revenues from operations. As a result of the above, the Company experienced a net increase in cash of $2,316,450 during the quarter ended June 30, 1999.

Although the Company incurred a net loss of $2,581,601 during the quarter ended June 30, 1999, such amount includes $85,222 of depreciation expense. The net loss was further increased by deemed dividends on the Company's Series B Preferred Stock of $890,000 resulting in a net loss attributable to common shares of $3,471,601.

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

PART II. Other Information

ITEM 2.  Changes in Securities and Use of Proceeds:

1999 Private Placement

In March 1999, the Company commenced an undertaking to raise additional capital in a private placement offering of its securities. In April 1999, the Company received stockholders approval for an extension of the offering. As of June 30, 1999 the Company raised proceeds of $6,405,000 through the sale of 60,000 shares of the Company's newly created Series B Preferred Stock and 318,400 shares of Common Stock to the Company's Employees. The Company relied upon Regulation D of the Securities Act in not registering the securities, as the offer to buy Series B shares was made to fewer than 35 individuals, each of whom was an accredited investor. Included in this amount are 40,000 shares which have been recharacterized as unauthorized stock issuances, as described in Note 2. In addition, 86,600 shares of common stock were issued to two entities that were included in the Company's investigation as described in Note 2. Accordingly, the issuance of these shares has also been reclassified as unauthorized stock issuances in these financial statements.

On May 1, 1999, the Company granted Craiglands Ltd [a British Virgin Islands corporation] an option to purchase 150,000 share at $2.50 per share, purportedly as compensation for fundraising activities during the Company's 1999 private placement (Series B). The fair market value of these options at grant date, $162,000, was recorded as offering costs. On December 31, 1999, the entire 150,000 option grant was exercised in full through a "cashless exercise" transaction, resulting in the issuance by the Company of 130,520 shares to IDS Telecom Investment Group (fka Craiglands). The full amount of this issuance has been recharacterized as an unauthorized stock issuance, as described in Note 2 of the financial statements herein.

On May 17, 1999, the Company issued 149,425 shares to Craiglands purportedly as compensation for fundraising activities during the Company's 1999 private placement (Series B). The fair market value of these shares at grant date, $244,000, was recorded as offering costs. The full amount of this issuance has been recharacterized as an unauthorized stock issuance, as described in Note 2 of the financial statements herein.

In July 1999, the Company consummated a placement of an additional $500,000 through the sales of 149,254 shares of Common Stock, increasing the offering proceeds to $6,905,000. The proceeds of the offering are being used for general working capital purposes. The full amount of this issuance has been recharacterized as an unauthorized stock issuance, as described in Note 2 of the financial statements herein.


ITEM 6.      Exhibits and Reports on Form 8-K:

             Exhibit 27.01 - Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




July 12, 2001               By:   /s/ Dennis Francis
------------                     -------------------
Date                             Dennis Francis
                                 Chief Executive Officer



July 12, 2001               By:   /s/ Donald Zerio
------------                     ----------------------------
Date                             Donald Zerio
                                 Vice President - Finance
                                 (Principal Financial and Accounting Officer)