Form 10QSB/A
period 1999-09-30
U S WIRELESS CORP
filed 2001-07-12
CIK 912083

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

                        Commission File Number: 0-24742
                                                -------


                           U.S. WIRELESS CORPORATION
       (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                        13-3704059
          --------                                        ----------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

          2303 Camino Ramon, Suite 200,  San Ramon, California  94583
          -----------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (925) 327-6200
                                --------------
               (Issuer's Telephone Number, Including Area Code)

                                      N/A
                  -----------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)



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



                                   CONTENTS

                                                                                              Page
                                                                                             Number
                                                                                             ------
PART I -  FINANCIAL INFORMATION

     ITEM I - FINANCIAL STATEMENTS

          Consolidated balance sheets as of September 30, 1999 (unaudited)
               and March 31, 1999                                                                 3

          Consolidated statements of operations (unaudited) for the three and six months
               ended September 30, 1999 and September 30, 1998                                    4

          Consolidated statements of cash flows (unaudited) for the six months
               ended September 30, 1999 and September 30, 1998                                    5

          Notes to financial statements                                                         6-10

     ITEM II - MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                                                     11-13

PART II - OTHER INFORMATION                                                                      14

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                                               14

SIGNATURES                                                                                       15

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                  As of September 30, 1999 and March 31, 1999

                                                                                         Sept. 30,               March 31,
                                                                                           1999                    1999
                                                                                       ------------            ------------
                                                                                        (Unaudited)
                                                                                        (Restated -
                                                                                          Note 2)
                                                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                              $  8,200,125            $  5,788,288
Stock subscription                                                                                -               2,300,000
Due from affiliate                                                                          116,313                       -
Investment in joint venture                                                                 279,682                  58,630
Investment in affiliate                                                                     136,727                       -
Other current assets                                                                              -                   2,323
                                                                                       ------------            ------------

Total Current Assets                                                                      8,732,847               8,149,241
                                                                                       ------------            ------------

EQUIPMENT, IMPROVEMENTS AND FIXTURES, net of accumulated
   depreciation and amortization (Note 4)                                                   373,603                 381,617
                                                                                       ------------            ------------

OTHER ASSETS
  Security deposits                                                                          25,035                  25,035
                                                                                       ------------            ------------
          Total other assets                                                                 25,035                  25,035
                                                                                       ------------            ------------
          Total assets                                                                 $  9,131,485            $  8,555,893
                                                                                       ============            ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                  $    654,531            $    335,543
Obligations under capital leases, current                                                    28,177                  34,486
                                                                                       ------------            ------------
          Total current liabilities                                                         682,708                 370,029

Obligations under capital leases, noncurrent                                                  4,632                   4,632
                                                                                       ------------            ------------

          Total liabilities                                                                 687,340                 374,661
                                                                                       ------------            ------------

MINORITY INTEREST IN SUBSIDIARY                                                                   -                  76,434
                                                                                       ------------            ------------

STOCKHOLDERS' EQUITY:
Series A preferred stock, convertible, $.01 par value, 300,000 shares authorized;
70,000 shares issued and outstanding at September 30, 1999 and March 31, 1999                   700                     700

Series B preferred stock, convertible, $.01 par value, 60,000 and 50,000 shares authorized and  issued and outstanding respectively at September 30, 1999 and
March 31, 1999                                                                                  600                     500

Common stock, $.01 par value, 40,000,000 shares authorized; 14,175,481 and
13,556,188 shares issued and outstanding at September 30, 1999 and March 31, 1999           141,756                 135,563

Additional paid-in capital                                                               38,599,152              32,504,598
Unearned Compensation                                                                             -                (244,958)
Accumulated deficit                                                                     (30,298,063)            (24,291,605)
                                                                                       ------------            ------------
          TOTAL STOCKHOLDERS' EQUITY                                                      8,444,145               8,104,798
                                                                                       ------------            ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  9,131,485            $  8,555,893
                                                                                       ============            ============

     See accompanying notes to consolidated condensed financial statements

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  Six Months Ended                   Three Months Ended
                                                           ------------------------------      -----------------------------
                                                            Sept. 30,         Sept. 30,         Sept. 30,        Sept. 30,
                                                               1999              1998              1999             1998
                                                           ------------       ----------       -----------       ----------
                                                           (Restated -                         (Restated -
                                                             Note 2)                             Note 2)
 Net sales                                                 $           -     $          -        $         -     $         -
                                                           -------------     ------------        -----------     -----------
Costs and expenses:
   Operating expenses                                          3,549,001        2,346,069          1,572,427       1,227,456
                                                           -------------     ------------        -----------     -----------

Loss before other income and minority interest in net
     loss of continuing subsidiaries                          (3,549,001)      (2,346,069)        (1,572,427)     (1,227,465)

Other income (expense):
  Loss from unauthorized stock issuances (Note 2)             (1,224,606)               -           (534,262)              -
  Interest income                                                244,977          167,857            127,851         133,452
  Equity in loss of joint venture                               (110,526)               -           (110,526)              -
  Equity in loss of Mantra                                       (63,618)               -            (31,809)              -
                                                           -------------     ------------        -----------     -----------

Loss before minority interest in net loss of
     Subsidiaries                                             (4,702,774)      (2,178,212)        (2,121,173)     (1,094,013)

Minority interest in net income (loss) of subsidiaries                 -           24,856                  -            (381)
                                                           -------------     ------------        -----------     -----------

Net loss                                                      (4,702,774)      (2,153,356)        (2,121,173)     (1,094,394)

Deemed dividend for Series B Preferred Stock                  (1,780,000)               -           (890,000)              -
                                                           -------------     ------------        -----------     -----------

Net loss attributable to common shares                     $  (6,482,774)    $ (2,153,356)       $(3,011,173)    $(1,094,394)
                                                           =============     ============        ===========     ===========

Basic and diluted net loss per share:                      $        (.53)    $       (.13)       $      (.25)    $      (.12)
                                                           =============     ============        ===========     ===========

Weighted average number of common shares outstanding          12,140,875        8,480,482         12,283,898       9,058,101
                                                           =============     ============        ===========     ===========

     See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                          Increase (Decrease) in Cash

                                                                                           Six Months Ended
                                                                                    -----------------------------
                                                                                      Sept. 30,        Sept. 30,
                                                                                        1999             1998
                                                                                    ------------    -------------
                                                                                     (Restated -
                                                                                       Note2)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                            $(4,702,774)    $(2,153,356)
Adjustments to reconcile net loss to cash (used) for operating activities:
   Loss from unauthorized stock issuances                                             1,224,606               -
   Depreciation                                                                         170,444         125,000
   Minority interest in net losses of subsidiaries                                            -         (24,856)
   Stock based compensation                                                           1,195,030         258,240
   Equity in loss of Mantra                                                              63,618               -
   Equity in loss of joint venture                                                      110,526               -

Increase (Decrease) from changes in assets and liabilities:
  (Increase) in inventory                                                                     -         (29,285)
  Decrease in other current assets                                                        2,323               -
  (Increase) in due from affiliate                                                     (170,533)              -
  Accounts payable and accrued expenses                                                 330,329         (25,787)
  Other                                                                                 (53,649)              -
                                                                                    -----------     -----------
          Net cash (used) for operating activities                                   (1,830,080)     (1,850,044)
                                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment, improvements and fixtures                                 (145,479)       (257,006)
                                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations                                                 (6,309)        (12,618)
   Receipt of stock subscription                                                      2,300,000               -
   Proceeds from issuance of preferred stock                                          1,000,000       5,389,312
   Net proceeds from issuance of common shares                                        1,093,705          25,359
                                                                                    -----------     -----------
Net cash provided by financing activities                                             4,387,396       5,402,053
                                                                                    -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             2,411,837       3,295,003

Cash, beginning of period                                                             5,788,288       2,285,750
                                                                                    -----------     -----------
Cash, end of period                                                                 $ 8,200,125     $ 5,580,753
                                                                                    ===========     ===========
Supplemental disclosure of cash flow information:
   Interest paid                                                                    $         -     $         -
   Taxes paid                                                                       $         -     $     1,248


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

                               Net Loss                                                                  Basic and
                            Attributable to       Loss from                            Net Loss           Diluted       Basic and
                                Common           unauthorized                        Attributable to      Net Loss      Diluted
                                Shares               Loss                               Common           Per Share      Net Loss
                            (as originally          Stock             Other             Shares        (as originally    Per Share
Quarter ended:                reported)           issuances        Adjustments       (as restated)       reported)    (as restated)
--------------                --------            ---------        -----------        -----------        --------      -----------
June 30, 1999                $ 2,727,505      $  690,344            $ 53,752        $ 3,471,601       $(0.23)          $  (0.29)
September 30, 1999             2,097,838         534,262             379,073          3,011,173        (0.17)             (0.25)
December 31, 1999              2,438,380       4,106,508             365,073          6,909,961        (0.20)             (0.57)
March 31, 2000                 4,200,174               -             139,705          4,339,879          N/A*               N/A*
                             --------------------------------------------------------------------------------------------------
Year ended
March 31, 2000               $11,463,897      $5,331,114            $937,603        $17,732,614       $(0.92)          $  (1.42)
                             ==================================================================================================

     *- Per share amounts for fourth quarter results not previously reported in financial filings.

     The impact on the Company's balance sheet as of September 30, 1999, as compared to the previously reported amounts, is as follows:

     .    Accrued liabilities are increased by $272,000.
     .    Paid in capital is increased by $1,385,431.
     .    Accumulated deficit is increased by $1,657,431.

                    U.S WIRELESS CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 3 -  ORGANIZATION

          Consolidation of Labyrinth Communication Technologies Group, Inc.

          In January 1998, the Company consummated the consolidation of its subsidiary, Labyrinth Communication Technologies Group, Inc. ("Labyrinth") with and into the Company. In accordance with exchange offers submitted to the stockholders of Labyrinth representing 49% minority interest in Labyrinth, the Company exchanged 4,498,200 shares of its common stock for 490,000 shares of common stock of Labyrinth. The shares of Common Stock issued in accordance with the exchange, are subject to a vesting schedule.

          In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 16, this acquisition of minority interest was accounted for using the purchase method of accounting.

          Principles of Consolidation

          The consolidated financial statements as of and for the six months ended September 30, 1999 include the accounts of the Company as well as the Company's wholly owned subsidiary US Wireless International, Inc. (USWI). The consolidated financial statements for the year ended March 31, 1999 include the accounts of the Company and Mantra. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 4 -  EQUIPMENT, IMPROVEMENTS AND FIXTURES


          Equipment, improvements and fixtures, net at September 30, 1999 and March 31, 1999 consisted of the following:

                                                                      Sept. 30,    March 31,
                                                                        1999         1999
                                                                    -----------   ----------
          Furniture, fixtures and equipment                          $ 980,252     $ 817,822

          Less: accumulated depreciation and amortization             (606,649)     (436,205)
                                                                     ---------     ---------

                                                                     $ 373,603     $ 381,617
                                                                     =========     =========


NOTE 5 -  PRIVATE PLACEMENT

          In March 1999, the Company commenced an undertaking to raise additional capital in a private placement offering of its securities. In April 1999, the Company received stockholders approval for an extension of the offering. As of September 30, 1999 the Company raised proceeds of $6,905,000 through the sale of 60,000 shares of the Company's newly created Series B Preferred Stock and an aggregate of 554,254 shares of Common Stock to certain investors, of which 318,400 shares were sold to the Company's officers, directors and employees. Included in this amount are 40,000 shares which have been recharacterized as unauthorized stock issuances, as described in Note
          2. In addition, 86,600 shares of common stock were issued to two entities that were included in the Company's investigation as described in Note 2. Accordingly, the issuance of these shares has also been reclassified as unauthorized stock issuances in these financial statements.

NOTE 6 -  BENEFICIAL CONVERSION FEATURE OF SERIES B PREFERRED STOCK

          The Company's Series B Preferred Stock includes a beneficial conversion feature in that the conversion price to common stock is $1.00 per share, which is at a discount from the trading price of the Company's common stock at the date of investment. Accordingly, the Company has recorded in the accompanying consolidated statement of operations a deemed dividend for this beneficial conversion feature in the amount of $1,780,000 for the six months ended September 30, 1999.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 7 -  YEAR 2000 COMPUTER ISSUE

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

                           Net Loss                                                                     Basic and
                        Attributable to                                               Net Loss           Diluted       Basic and
                            Common            Loss from                           Attributable to       Net Loss        Diluted
                            Shares          unauthorized                               Common           Per Share       Net Loss
                        (as originally          Stock              Other               Shares        (as originally     Per Share
Quarter ended:            reported)           issuances         Adjustments        (as restated)         reported)    (as restated)
--------------          ---------------     ------------        -----------       ---------------    --------------   -------------
June 30, 1999           $    2,727,505      $    690,344        $    53,752       $  3,471,601         $   (0.23)     $   (0.29)
September 30, 1999           2,097,838           534,262            379,073          3,011,173             (0.17)         (0.25)
December 31, 1999            2,438,380         4,106,508            365,073          6,909,961             (0.20)         (0.57)
March 31, 2000               4,200,174                 -            139,705          4,339,879               N/A*           N/A*
                      -------------------------------------------------------------------------------------------------------------
Year ended
March 31, 2000          $   11,463,897      $  5,331,114        $   937,603       $ 17,732,614         $   (0.92)     $   (1.42)
                      =============================================================================================================

*- Per share amounts for fourth quarter results not previously reported in financial filings.


Three months ended September 30, 1999 compared to the three months ended September 30, 1998:

Consolidated operating expenses were $1,572,427 for the three months ended September 30, 1999, compared to $1,227,465 for the three months ended September 30, 1998. Increased operating expenses were primarily attributable to the adjustments described in Note 2, offset slightly by better cost control by the Company and the costs of the development of the CDMA RadioCamera being primarily borne by, WTI, the Company's international joint venture.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Six months ended September 30, 1999 compared to the six months ended September 30, 1998:

Consolidated operating expenses were $3,549,001 during the six months ended September 30, 1999, compared to $2,346,069 for the six months ended September 30, 1998. Excluding the impact of the adjustments described in Note 2, operating expenses on a year to date basis were not significantly different from the comparative period.

Capital Resources

At September 30, 1999, the Company reported working capital of $8,050,139. The Company had $8,200,125 in cash and cash equivalents. Such amounts resulted primarily from sales of the Company's securities in its 1999 private placement offering in which the Company raised an aggregate of $6,905,000. During the three months ended September 30, 1999, the Company earned no revenues from operations. As a result of the above, the Company experienced a net increase in cash of $2,411,837 during the six months ended September 30, 1999.

Although the Company incurred a net loss of $4,702,774 during the six months ended September 30, 1999, such amount includes $170,444 of depreciation expense. The net loss was further increased by deemed dividends on the Company's Series B Preferred Stock of $1,780,000 resulting in a net loss attributable to common shares of $6,482,774.

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

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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


                                    U.S. Wireless Corporation
                                    (Registrant)




July 12, 2001                  By:    /s/ Dennis Francis
------------                        ---------------------------
Date                                Dennis Francis
                                    Chief Executive Officer



July 12, 2001                  By:    /s/ Donald Zerio
------------                        ---------------------------
Date                                Donald Zerio
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)