Form 10QSB/A
period 1999-12-31
U S WIRELESS CORP
filed 2001-07-12
CIK 912083

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

                                      N/A
                   ----------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


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



                                   CONTENTS

                                                                                                Page
                                                                                                Number
                                                                                                ------

PART I -  FINANCIAL INFORMATION

     ITEM 1 - Financial Statements

          Consolidated balance sheets as of December 31, 1999 (unaudited)
            and March 31, 1999                                                                    3

          Consolidated statements of operations (unaudited) for the three and nine months
            ended December 31, 1999 and December 31, 1998                                         4

          Consolidated statements of cash flows (unaudited) for the nine months
            ended December 31, 1999 and December 31, 1998                                         5

          Notes to financial statements                                                         6-9

     ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                      10-12

PART II - OTHER INFORMATION                                                                      13

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                         13

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                                  13

Signature                                                                                        14

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                  As of December 31, 1999 and March 31, 1999

                                                                                         Dec. 31,                 March 31,
                                                                                           1999                     1999
                                                                                   -------------------      ------------------
                                                                                        (Unaudited)
                                                        ASSETS                          (Restated -
                                                                                          Note 2)
CURRENT ASSETS:
Cash and cash equivalents                                                             $  7,029,819            $  5,788,288
Stock subscription receivable                                                                    -               2,300,000
Due from employees (Note 5)                                                                243,197                       -
Due from affiliate                                                                          89,203                       -
Investment in joint venture                                                                110,526                  58,630
Investment in affiliate                                                                    132,028                       -
Other current assets                                                                           600                   2,323
                                                                                      ------------            ------------
         Total Current Assets                                                            7,605,373               8,149,241
                                                                                      ------------            ------------

EQUIPMENT, IMPROVEMENTS AND FIXTURES, net of accumulated
 depreciation and amortization (Note 4)                                                    355,494                 381,617
                                                                                      ------------            ------------

OTHER ASSETS
  Security deposits                                                                         25,035                  25,035
                                                                                      ------------            ------------

          Total assets                                                                $  7,985,902            $  8,555,893
                                                                                      ============            ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                 $    762,824            $    335,543
Obligations under capital leases, current                                                    7,044                  34,486
                                                                                      ------------            ------------
          Total current liabilities                                                        769,868                 370,029
                                                                                      ------------            ------------

Obligations under capital leases, noncurrent                                                 4,632                   4,632
                                                                                      ------------            ------------

          Total liabilities                                                                774,500                 374,661
                                                                                      ------------            ------------
MINORITY INTEREST IN SUBSIDIARY                                                                  -                  76,434
                                                                                      ------------            ------------
STOCKHOLDERS' EQUITY:
Series A preferred stock, convertible, $.01 par value, 300,000 shares authorized;
70,000 shares issued and outstanding at December 31, 1999 and March 31, 1999                   700                     700

Series B preferred stock, convertible, $.01 par value, 60,000 and 50,000 shares authorized and issued and outstanding respectively at December 31, 1999 and
March 31, 1999                                                                                 600                     500

Common stock, $.01 par value, 40,000,000 shares authorized; 14,414,749 and
13,556,188 shares issued and outstanding at December 31, 1999 and March 31, 1999           144,148                 135,563

Additional paid-in capital                                                              44,130,645              32,504,598
Unearned Compensation                                                                            -                (244,958)
Common stock subscribed (Note 6)                                                           143,334                       -
Accumulated deficit                                                                    (37,208,025)            (24,291,605)
                                                                                      ------------            ------------
          TOTAL STOCKHOLDERS' EQUITY                                                     7,211,402               8,104,798
                                                                                      ------------            ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  7,985,902            $  8,555,893
                                                                                      ============            ============


     See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Nine Months Ended                       Three Months Ended
                                                         --------------------------------     ------------------------------
                                                           Dec. 31,         Dec. 31,              Dec. 31,        Dec. 31,
                                                            1999             1998                  1999            1998
                                                         -------------    ---------------     ---------------  --------------
                                                           (Restated -                             (Restated -
                                                             Note 2)                                 Note 2)
Net sales                                                $          -      $    39,729            $         -          $    39,729
                                                         ------------      -----------            -----------          -----------
Costs and expenses:
  Research & Development                                    2,797,582        2,332,986              1,128,949              875,867
  Operating expenses                                        1,065,022        1,006,081                545,151              375,371
  Stock based compensation                                  1,526,591          387,360                166,094              129,120
                                                         ------------      -----------            -----------          -----------

Total Costs and Expenses                                    5,389,195        3,726,427              1,840,194            1,380,358
                                                         ------------      -----------            -----------          -----------

Loss before other income and minority interest in net
loss of continuing subsidiaries                            (5,389,195)      (3,686,698)            (1,840,194)          (1,340,629)

Other income (expense):
  Loss from unauthorized stock issuances                   (5,331,114)               -             (4,106,508)                   -
  Interest income                                             372,683          233,468                127,706               65,610
  Equity in loss of investment in joint venture              (279,682)               -               (169,156)                   -
  Equity in loss of investment in Mantra                      (95,427)               -                (31,809)                   -
                                                         ------------      -----------            -----------          -----------

Loss before minority interest in net loss of
     Subsidiaries                                         (10,722,735)      (3,453,230)            (6,019,961)          (1,275,019)

Minority interest in net income (loss) of subsidiaries              -            4,541                      -              (20,315)
                                                         ------------      -----------            -----------          -----------

Net loss                                                  (10,722,735)      (3,448,689)            (6,019,961)          (1,295,334)

Deemed dividend for Series B Preferred Stock               (2,670,000)               -               (890,000)                   -
                                                         ------------      -----------            -----------          -----------

Net loss attributable to common shares                   $(13,392,735)     $(3,448,689)           $(6,909,961)         $(1,295,334)
                                                         ============      ===========            ===========          ===========

Basic and diluted net loss per share:                    $      (1.11)     $      (.40)           $      (.57)         $      (.14)
                                                         ============      ===========            ===========          ===========

Weighted average number of common shares outstanding       12,112,437        8,673,022             12,057,133            9,058,045
                                                         ============      ===========            ===========          ===========

     See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                          Increase (Decrease) in Cash

                                                                                                 Nine Months Ended
                                                                                          ------------------------------
                                                                                               Dec. 31,       Dec. 31,
                                                                                                1999           1998
                                                                                          ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         (Restated -
                                                                                                Note 2)
Net loss                                                                                    $(10,722,735)      $(3,448,689)
Adjustments to reconcile net loss to cash (used) for operating activities:
 Loss from unauthorized stock issuances                                                        5,331,114                 -
 Depreciation                                                                                    257,666           190,000
 Minority interest in net losses of subsidiaries                                                       -            (4,541)
 Stock based compensation                                                                      1,526,591           387,360
 Equity in loss of Mantra                                                                        (50,698)                -
 Equity in loss of joint venture                                                                 279,682          (400,000)
Increase (Decrease) from changes in assets and liabilities:
 (Increase) in inventory                                                                               -           (50,756)
 Decrease in other current assets                                                                  1,723                 -
 (Increase) in due from affiliate                                                               (170,533)                -
 Accounts payable and accrued expenses                                                           390,326            90,828
 Decrease in minority interest                                                                    76,434                 -
                                                                                            ------------       -----------
     Net cash (used) for operating activities                                                 (3,080,430)       (3,235,798)
                                                                                            ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of equipment, improvements and fixtures                                            (231,543)         (320,766)
                                                                                            ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease obligations                                                           (27,442)          (15,192)
 Receipt of stock subscription                                                                 2,443,334                 -
 Proceeds from issuance of preferred stock                                                     1,000,000         1,400,000
 Net proceeds from issuance of common shares                                                   1,137,612         4,014,671
                                                                                            ------------       -----------
Net cash provided by financing activities                                                      4,553,504         5,399,479
                                                                                            ------------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      1,241,531         1,842,915

Cash, beginning of period                                                                      5,788,288         2,285,750
                                                                                            ------------       -----------

Cash, end of period                                                                         $  7,029,819       $ 4,128,665
                                                                                            ============       ===========

Supplemental disclosure of cash flow information:
 Interest paid                                                                              $          -       $         -
 Taxes paid                                                                                 $          -       $     1,248

     See accompanying notes to consolidated condensed financial statements

                    U.S WIRELESS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-   BASIS OF PRESENTATION

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

NOTE 2-   RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

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

          Upon further analysis of the transactions described above, the issuances of stock and stock options that were the subject of the investigation were determined to have been

                    U.S WIRELESS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                         Net Loss                                                                     Basic and
                      Attributable to                                               Net Loss           Diluted          Basic and
                         Common            Loss from                            Attributable to       Net Loss           Diluted
                         Shares           unauthorized                               Common           Per Share          Net Loss
                      (as originally          Stock              Other               Shares        (as originally        Per Share
Quarter ended:          reported)           issuances         Adjustments       (as restated)         reported)        (as restated)
--------------          ---------           ---------         -----------       -------------         ---------        -------------
June 30, 1999        $   2,727,505       $     690,344      $      53,752      $   3,471,601        $      (0.23)      $    (0.29)
September 30, 1999       2,097,838             534,262            379,073          3,011,173               (0.17)           (0.25)
December 31, 1999        2,438,380           4,106,508            365,073          6,909,961               (0.20)           (0.57)
March 31, 2000           4,200,174                   -            139,705          4,339,879                  N/A*             N/A*
                    ----------------------------------------------------------------------------------------------------------------

Year ended
March 31, 2000       $  11,463,897       $   5,331,114      $     937,603      $  17,732,614        $      (0.92)      $    (1.42)
                    ================================================================================================================

          *- Per share amounts for fourth quarter results not previously reported in financial filings.

          The impact on the Company's balance sheet as of December 31, 1999, as compared to the previously reported amounts, is as follows:

          .  Accrued liabilities are increased by $530,000.
          .  Paid in capital is increased by $5,599,012.
          .  Accumulated deficit is increased by $6,129,012.

NOTE 3 -  ORGANIZATION

          Consolidation of Labyrinth Communication Technologies Group, Inc. ("Labyrinth")

          In January 1998, the Company consummated the consolidation of its subsidiary Labyrinth Communication Technologies Group, Inc. ("Labyrinth"), with and into the Company. In accordance with exchange offers submitted to the stockholders of Labyrinth representing 49% minority interest in Labyrinth, the Company exchanged 4,498,200 shares of its common stock for 490,000 shares of common stock of Labyrinth. The shares of Common Stock issued in accordance with the exchange, are subject to a vesting schedule.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 16, this acquisition of minority interest was accounted for using the purchase method of accounting.

          Principles of Consolidation

          The consolidated financial statements as of and for the nine months ended December 31, 1999 include the accounts of the Company as well as the Company's wholly owned subsidiary U.S. Wireless International, Inc., a foreign corporation ("USWI"). The consolidated financial statements for the year ended March 31, 1999 include the accounts of the Company and Mantra Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 4 -  EQUIPMENT, IMPROVEMENTS AND FIXTURES

          Equipment, improvements and fixtures, net at December 31, 1999 and March 31, 1999 consisted of the following:

                                                               Dec. 31,       March 31,
                                                                 1999            1999
                                                                 ----            ----
          Furniture, fixtures and equipment                    $1,049,365    $ 817,822

          Less: accumulated depreciation and amortization        (693,871)    (436,205)
                                                               ----------    ---------
                                                               $  355,494    $ 381,617
                                                               ==========    =========

NOTE 5 -  DUE FROM EMPLOYEES

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

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -  COMMON STOCK SUBSCRIBED

          This represents monies received from a former employee for the exercise of his options. The shares relating to these options were issued in January 2000.

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

NOTE 9 -  YEAR 2000 UPDATE

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

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                     Net Loss                                                         Basic and
                 Attributable to                                     Net Loss          Diluted          Basic and
                     Common          Loss from                    Attributable to     Net Loss          Diluted
                     Shares         unauthorized                      Common          Per Share         Net Loss
                  (as originally       Stock           Other          Shares        (as originally      Per Share
Quarter ended:      reported)        issuances      Adjustments    (as restated)      reported)        (as restated)
--------------      ---------        ---------      -----------    -------------      ---------        -------------
June 30, 1999        $  2,727,505     $    690,344      $   53,752    $  3,471,601     $   (0.23)       $   (0.29)
September 30, 1999      2,097,838          534,262         379,073       3,011,173         (0.17)           (0.25)
December 31, 1999       2,438,380        4,106,508         365,073       6,909,961         (0.20)           (0.57)
March 31, 2000          4,200,174                -         139,705       4,339,879           N/A/*/           N/A/*/
                     ----------------------------------------------------------------------------------------------------

Year ended           $ 11,463,897     $  5,331,114      $  937,603    $ 17,732,614     $   (0.92)       $   (1.42)
March 31, 2000       ====================================================================================================

/*/- Per share amounts for fourth quarter results not previously reported in financial filings.


Three months ended December 31, 1999 compared to the three months ended December 31, 1998:

Research and Development expenses were $1,128,949 for the three months ended December 31, 1999 as compared to $875,867 for the three months ended December 31, 1998 an increase of 29%. Operating expenses were $545,151 in the three months ended December 31, 1999 as compared to $375,371 in the period ended December 31, 1998, an increase of 45%. The increase in Research and Development and Operating expenses is primarily attributable to the adjustments described in
Note 2, and additional costs incurred for engineering, research and development related to the continued refinement, testing and deployment of the Company's RadioCamera system and the commencement of the Company's network build-out in the Baltimore, MD and Washington D.C. metro area.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

Stock based compensation was $166,094 in the period ended December 31, 1999 as compared to $129,120 in the period ended December 31, 1998. The deferred compensation was written off in the quarter ended September 30, 1999.

The loss on investment represents the Company's recognition of its subsidiary (U.S. Wireless International, Inc.) share of the loss on its joint venture, WTI. The year to date loss at December 31, 1999 was large enough to eliminate the investment in its entirety.

Nine months ended December 31, 1999 compared to the nine months ended December 31, 1998:

Research and development expenses were $2,797,582 for the nine months ended December 31, 1999 as compared to $2,332,986 for the nine months ended December 31, 1998, an increase of 20%. Operating expenses were $1,065,022 in the nine months ended December 31, 1999 as compared to $1,006,081 in the nine months ended December 31, 1998, an increase of 6%. The increase in research and development expenses was primarily attributable to the adjustments described in
Note 2. Excluding this effect, research and development decreased by 3%, resulting from a refund of R & D expenses in September from its subsidiary's investment in WTI. The increase in operating expenses is primarily attributable to additional costs incurred for engineering and research and development related to the continued refinement, testing and deployment of the Company's RadioCamera system and the commencement of the Company's network build-out in the Baltimore, MD and Washington D.C. metro area.

Stock based compensation was $1,526,591 in the nine months ended December 31, 1999 as compared to $387,360 in the nine months ended December 31, 1998. The amount charged off in 1999 was sufficient to write off the balance on the deferred compensation account.

The loss on investment represents the Company's recognition of its subsidiary (U.S. Wireless International, Inc.) shares of the loss on its joint venture, WTI. The year to date loss at December 31, 1999 was large enough to eliminate the investment in its entirety.

Liquidity and Capital Resources

At December 31, 1999, the Company reported working capital of $6,835,505. The Company had $7,029,819 in cash and cash equivalents. Such amounts resulted primarily from sales of the Company's securities in its 1999 private placement offering in which the Company raised an aggregate of $6,905,000. During the nine months ended December 31, 1999, the Company earned no revenues from operations. As result of the above, the Company experienced a net increase in cash of approximately $1,241,531 during the nine months ended December 31, 1999.

Although the Company incurred a net loss of $10,722,735 during the nine months ended December 31, 1999, such amount includes $257,666 of depreciation expense. The net loss was further increased by deemed dividends on the Company's Series B Preferred Stock of $2,670,000 resulting in a net loss attributable to common shares of $13,392,735.

                    U.S. WIRELESS CORPORATION AND SUBSIDIARY

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

PART II. Other Information

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

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

          On July 1, 1998, the Company granted Eldoret Ltd. [A British Virgin Island corporation] an option to purchase 150,000 shares at $2.00 per share, purportedly as compensation for fundraising activities during the Company's 1998 private placement. The fair market value of these options at grant date, $230,966, was recorded as offering costs related to the Company's 1998 private placement. On December 31, 1999, the entire 150,000 option grant was exercised in full through a "cashless exercise" transaction, resulting in the issuance by the Company of 134,416 shares to MDS Investment Advisors, which was formerly named Eldoret. The full amount of this issuance has been recharacterized as an unauthorized Stock Issuance, as described in
          Note 2 of the financial statements herein.

          On May 1, 1999, the Company granted Craiglands Ltd. [a British Virgin Islands corporation] an option to purchase 150,000 shares at $2.50 per share, purportedly as compensation for fundraising activities during the Company's 1999 private placement (Series B). The fair market value of these options at grant date, $162,000, was recorded as offering costs. On December 31, 1999, the entire 150,000 option grant was exercised in full through a "cashless exercise" transaction, resulting in the issuance by the Company of 130,520 shares of IDS Telecom Investment Group (fka Craiglands). The full amount of this issuance has been recharacterized as an unauthorized Stock Issuance, as described in Note 2 of the financial statements herein.

ITEM 6.   Exhibits and Reports on Form 8-K:

                              Exhibit 27.01 - Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    U.S. Wireless Corporation
                                    (Registrant)



July 12, 2001                  By:   \s\ Dennis Francis
------------                       ----------------------------
Date                                Dennis Francis
                                    Chief Executive Officer



July 12, 2001                  By:   \s\ Donald Zerio
------------                       ----------------------------
Date                                Donald Zerio
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)