Form 10QSB/A
period 2000-06-30
U S WIRELESS CORP
filed 2001-07-12
CIK 912083

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A
                                 Amendment #1
                                  (Mark One)

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

                        Commission File Number: 0-24742
                                                -------


                           U.S. WIRELESS CORPORATION
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                  13-3704059
           --------                                  ----------
   (State of Incorporation)            (I.R.S. Employer Identification No.)

          2303 Camino Ramon, Suite 200, San Ramon, California  94583
          ----------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (925) 327-6200
                                --------------
               (Issuer's Telephone Number, Including Area Code)

                                      N/A
                     -------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)



     Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.01 per share, 23,506,135 shares outstanding as of July 6, 2001.

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY



                                   CONTENTS

                                                                                           Page
                                                                                           Number
                                                                                           ------
PART I -      FINANCIAL INFORMATION

ITEM 1 -      FINANCIAL STATEMENTS

              Consolidated balance sheets as of June 30, 2000 (unaudited)
                and March 31, 2000                                                             3

              Consolidated statements of operations (unaudited) for the three months
                ended June 30, 2000 and June 30, 1999                                          4

              Consolidated statements of cash flows (unaudited) for
                the three months ended June 30, 2000 and June 30, 1999                         5

              Notes to financial statements                                                    6

ITEM 2 -      MANANGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   12

PART II -     OTHER INFORMATION                                                               17

ITEM 1.       LEGAL PROCEEDINGS                                                               17

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                                       17

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                                 17

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             17

ITEM 5.       OTHER INFORMATION                                                               17

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                18

SIGNATURES                                                                                    19

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,               March 31,
                                                                                              2000                   2000
                                                                                         --------------        ---------------
                                                                                          (Unaudited)
                                                                                          (Restated -            (Restated -
                                                                                             Note 2)               Note 2)
                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                 $  25,216,338          $   5,311,209
Costs and earnings in excess of billings                                                        213,873                110,746
Other current assets                                                                             10,090                  9,969
                                                                                         --------------        ---------------
Total Current Assets                                                                         25,440,301              5,431,924
EQUIPMENT, IMPROVEMENTS AND FIXTURES, net of accumulated
 depreciation and amortization                                                                  456,098                320,983
INVESTMENT IN AND ADVANCES TO MANTRA                                                              8,265                  8,265

OTHER ASSETS                                                                                    217,948                143,035
                                                                                         --------------        ---------------
     Total assets                                                                         $  26,122,612          $   5,904,207
                                                                                         ==============        ===============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                     $   2,264,142          $     507,534
Accrued payroll taxes                                                                           735,241                530,000
Dividends payable                                                                               212,434                 50,055
Accrued vacation                                                                                109,128                 77,089
Capital lease obligations, current portion                                                       13,357                 11,059
                                                                                         --------------        ---------------
     Total current liabilities                                                                3,334,302              1,175,737

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                                  26,306                 33,156
                                                                                         --------------        ---------------

     Total liabilities                                                                        3,360,608              1,208,893
                                                                                         --------------        ---------------

STOCKHOLDERS' EQUITY:
Series A preferred stock, convertible, 6% cumulative, $.01 par value, 300,000 shares authorized; none and 20,000 shares issued and outstanding at June 30, 2000 and
March 31, 2000                                                                                        -                    200
Series B preferred stock, convertible, $.01 par value, 60,000 shares authorized;
none and 38,400 shares issued and outstanding, respectively, at June 30, 2000 and
March 31, 2000                                                                                        -                    384
Series C preferred stock, convertible, 6.5% cumulative, $.01 par value, 150,000 shares authorized and 112,500 issued and outstanding at June 30, 2000 (liquidation
preference of $22,500,000)                                                                        1,125                      -
Common stock, $.01 par value, 40,000,000 shares authorized; 21,122,906 and
17,100,658 shares issued and outstanding at June 30, 2000 and March 31, 2000,
1,523,941 of which are subject to vesting at both dates                                         211,230                171,007
Additional paid-in capital                                                                   68,165,174             46,446,973
Common stock subscribed                                                                               -                 64,476
Accumulated deficit                                                                         (45,615,525)           (41,987,726)
                                                                                         --------------        ---------------
     Total stockholders' equity                                                              22,762,004              4,695,314
                                                                                         --------------        ---------------
     Total liabilities and stockholders' equity                                           $  26,122,612          $   5,904,207
                                                                                         ==============        ===============

     See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                      Three Months Ended
                                                               -------------------------------
                                                                   June 30,         June 30,
                                                                     2000             1999
                                                               --------------     ------------
                                                                  (Restated -      (Restated -
                                                                     Note 2)          Note 2)
Net revenues                                                     $    103,127     $          -
                                                               --------------     ------------
Costs and expenses:
 Cost of revenue                                                      123,961                -
 Operating expenses                                                 2,231,988        1,234,715
 Research and development                                           1,402,407          741,859
                                                               --------------     ------------
     Total operating expenses                                       3,758,356        1,976,574
                                                               --------------     ------------

Loss from Operations                                               (3,655,229)      (1,976,574)

Other income (expense):
 Loss from unauthorized stock issuances (Note 2)                            -         (690,344)
 Interest income                                                      189,809          117,126
 Equity in loss of Mantra                                                   -          (31,809)
                                                               --------------     ------------

Net loss                                                           (3,465,420)      (2,581,601)

Deemed dividend for Series B Preferred Stock                                -         (890,000)

Series C cumulative preferred dividends                              (121,875)               -
                                                               --------------     ------------

Net loss attributable to common shares                           $ (3,587,295)    $ (3,471,601)
                                                               ==============     ============

Basic and diluted loss per common share                          $       (.19)    $       (.29)
                                                               ==============     ============

Weighted average number of common
 shares outstanding                                                19,183,981       11,996,280
                                                               ==============     ============


     See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                  Three Months Ended
                                                                                   ---------------------------------------------
                                                                                         June 30,                 June 30,
                                                                                           2000                     1999
                                                                                   ------------------     ----------------------
                                                                                       (Restated -              (Restated -
                                                                                         Note 2)                  Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                $  (3,465,420)             $  (2,581,601)
Adjustments to reconcile net loss to cash used for operating activities:
   Loss from unauthorized stock issuances (Note 2)                                                  -                    690,344
   Equity in loss of Mantra                                                                         -                     31,809
   Stock based compensation                                                                   593,984                    875,560
   Depreciation and amortization                                                               85,000                     85,222

Increase (Decrease) from changes in assets and liabilities:
   Costs and earnings in excess of billings                                                  (103,127)                         -
   Other receivables                                                                                -                   (120,675)
   Other current assets                                                                          (121)                         -
   Other assets                                                                               (74,914)                         -
   Accounts payable and accrued expenses                                                    1,756,608                      2,854
   Accrued payroll taxes                                                                      205,241                          -
                                                                                   ------------------     ----------------------
   Accrued vacation                                                                            32,039                          -
                                                                                   ------------------     ----------------------
          Net cash used for operating activities                                             (970,710)                (1,016,487)
                                                                                   ------------------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment, improvements and fixtures                                          (220,114)                  (101,243)
                                                                                   ------------------     ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                                               21,059,006                  1,000,000
   Receipt of stock subscription                                                                    -                  2,300,000
   Proceeds from issuance of common shares                                                     41,499                    134,180
   Payments on capital lease obligations                                                       (4,552)                         -
                                                                                   ------------------     ----------------------

         Net cash provided by financing activities                                         21,095,953                  3,434,180
                                                                                   ------------------     ----------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  19,905,129                  2,316,450

Cash and cash equivalents, beginning of period                                              5,311,209                  5,788,288
                                                                                   ------------------     ----------------------

Cash and cash equivalents, end of period                                                $  25,216,338              $   8,104,738
                                                                                   ==================     ======================

Supplemental disclosure of cash flow information:
   Income taxes paid                                                                    $       1,600              $           -

     See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements as restated include all adjustments considered necessary for a fair presentation of the Company's financial position as of June 30, 2000, results of operations and cash flows for the three months ended June 30, 2000 and 1999. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the fiscal year ended March 31, 2000 as filed with the Securities and Exchange Commission.

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

                                    Net Loss                                                      Basic and
                                Attributable to                                    Net Loss        Diluted        Basic and
                                    Common         Loss from                   Attributable to     Net Loss        Diluted
                                    Shares        unauthorized                    Common          Per Share        Net Loss
                                (as originally       Stock          Other         Shares        (as originally     Per Share
          Quarter ended:           reported)       issuances     Adjustments   (as restated)       reported)     (as restated)
          --------------           ---------       ---------     -----------   -------------       ---------     -------------
          June 30, 1999            $ 2,727,505     $  690,344    $   53,752    $  3,471,601     $      (0.23)    $     (0.29)
          September 30, 1999         2,097,838        534,262       379,073       3,011,173            (0.17)          (0.25)
          December 31, 1999          2,438,380      4,106,508       365,073       6,909,961            (0.20)          (0.57)
          March 31, 2000             4,200,174              -       139,705       4,339,879             N/A*            N/A*
                               -------------------------------------------------------------------------------------------------

          Year ended
          March 31, 2000           $11,463,897     $5,331,114    $  937,603    $ 17,732,614     $      (0.92)    $     (1.42)
                               =================================================================================================

          * - Per share amounts for fourth quarter results not previously reported in financial filings.

          In addition, the Company recorded adjustments in fiscal year 2001 which increased the previously reported net loss for the quarter ended June 30, 2000 by $462,081 for non-cash stock compensation of $256,840 and payroll taxes of $205,241. As a result, the net loss attributable to common shares for the quarter ended June 30,2000 increased from $3,125,214 ($0.16 per share) to $3,587,295 ($0.19 per share).

          The cumulative impact of the fiscal year 2000 restatements and the fiscal year 2001 audit adjustments on the Company's balance sheet as of June 30, 2000, as compared to the previously reported amounts, is as follows:

          .    Accrued liabilities are increased by $735,241.
          .    Paid in capital is increased by $5,995,557.
          .    Accumulated deficit is increased by $6,730,798.

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

NOTE 5 -  EQUIPMENT, IMPROVEMENTS AND FIXTURES

          Equipment, improvements and fixtures, net at June 30, 2000 and March 31, 2000 consisted of the following:

                                                                   June 30,       March 31,
                                                                     2000           2000
                                                                 -----------     ----------
          Furniture, fixtures and equipment                      $ 1,519,308     $1,299,193

          Less: accumulated depreciation and amortization         (1,063,210)      (978,210)
                                                                 -----------     ----------

                                                                 $   456,098     $  320,983
                                                                 ===========     ==========

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

                                    Net Loss                                                      Basic and
                                Attributable to                                    Net Loss        Diluted        Basic and
                                    Common         Loss from                   Attributable to     Net Loss        Diluted
                                    Shares        unauthorized                    Common          Per Share        Net Loss
                                (as originally       Stock          Other         Shares        (as originally     Per Share
          Quarter ended:           reported)       issuances     Adjustments   (as restated)       reported)     (as restated)
          --------------           ---------       ---------     -----------   -------------       ---------     -------------
          June 30, 1999            $ 2,727,505     $  690,344    $   53,752    $  3,471,601     $      (0.23)    $     (0.29)
          September 30, 1999         2,097,838        534,262       379,073       3,011,173            (0.17)          (0.25)
          December 31, 1999          2,438,380      4,106,508       365,073       6,909,961            (0.20)          (0.57)
          March 31, 2000             4,200,174              -       139,705       4,339,879             N/A*            N/A*
                               -------------------------------------------------------------------------------------------------

          Year ended
          March 31, 2000           $11,463,897     $5,331,114    $  937,603    $ 17,732,614     $      (0.92)    $     (1.42)
                               =================================================================================================

       * - Per share amounts for fourth quarter results not previously reported in financial filings.

       In addition, as discussed in Note 2, the Company recorded adjustments in fiscal year 2001 which increased the previously reported net loss for the quarter ended June 30, 2000 by $462,081.

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

       Costs and expenses of operations, including research and development and operating expenses, totaled $3,758,356 for the three months ended June 30, 2000 as compared to total costs and expenses of operations of $1,976,574 for the three months ended June 30, 1999. Increased operating expenses were primarily due to our increased field trial activities, including the commencement of our ORT in the Maryland/Washington DC/Virginia Metro area where we continue to build sites to increase our coverage area and where we have opened our east coast corporate offices in Reston, Virginia. There were increased costs incurred for engineering and research and development, related to the continued refinement, testing and deployment of our RadioCamera(TM) system. Operating expenses also increased due to the adjustments described in Note 2. The June 2000 period also included $123,961 in cost of revenue for the Maryland contract.

       Research and development expense totaled $1,402,407 and $741,859 for the June 2000 and June 1999 periods, respectively. The increase is primarily the result of increased personnel costs related to software and hardware development projects. Certain employees were granted stock options, resulting in additional compensation due to the difference between the exercise price and the market value of the stock at the time of grant. Total compensation expense for employee stock options for the June 2000 and June 1999 periods was $531,723 and $741,859, respectively. In fiscal 1997, we recorded unearned compensation for the options granted that year and amortized the expense over the vesting period. The amortization of unearned compensation for the June 1999 period was $129,120, which is included in the $741,859. There was no amortization recorded in the June 2000 period as the unearned compensation was fully amortized during the year ended March 31, 2000. Compensation expense for amortization of options granted to consultants for the June 2000 and June 1999 periods was $62,261 and $133,701, respectively.

       For the three months ended June 30, 2000 and 1999, we earned interest income of $189,809 and $117,126 respectively, reflecting increased earnings on cash balances generated from our private sales of equity securities, as discussed below.

       As a result of the above factors, we incurred a net loss of $3,465,420 for the three months ended June 30, 2000 as compared to $2,581,601 for the three months ended June 30, 1999. The net loss attributable to common shares of $3,587,295 for the June 2000 period includes $121,875 of cumulative dividends on the Series C Preferred Stock. The net loss attributable to common shares of $3,471,601 for the June 1999 period includes $890,000 of deemed dividends with respect to the Series B Preferred Stock issuance. The deemed dividends on the Series B Preferred Stock are the result of issuing the preferred stock with a conversion price to acquire shares of our Common Stock at a discount from the trading price of our Common Stock at the date we sold the shares of Series B Preferred Stock. The net loss per share was $.19 and $.29 for the periods ended June 30, 2000 and 1999, respectively.

       Liquidity and Capital Resources

       At June 30, 2000, we had working capital of $22,105,999 and cash and cash equivalents of $25,216,338. Such amounts resulted primarily from sales of our securities in our June 2000 private placement offering of Series C Preferred Stock in which we raised net proceeds of approximately $21.06 million.

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

       Net Operating Loss Carryforwards

       As of March 31, 2000, the Company has Federal net operating loss carryforwards (NOLS) totaling approximately $18,728,000, which expire at various times through 2020. For State purposes, the Company has NOLS totaling approximately $9,095,000, which expire at various times through 2005. Utilization of a portion of the NOLS may be limited pursuant to Internal Revenue Code Section 382 due to ownership changes because they were acquired in connection with the purchase of Labyrinth. Also, should significant changes to the existing ownership of the Company occur, the annual amount of NOL carryforwards available for future use would be further limited. In addition, the Company has approximately $524,000 and $442,000 of Federal and State research and development tax credit carryforwards. The Federal credits expire at various times through 2020. The loss we incurred for the three months ended June 30, 2000 would increase the available NOLS. We have recorded a 100% valuation allowance against the net deferred tax assets, principally related to the NOLS, as realization is evaluated as uncertain at this time.

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

ITEM 2 -  CHANGES IN SECURITIES AND USE OF PROCEEDS

          In June 2000, the Company completed the sale of 117,500 shares of Series C Preferred Stock, $.01 par value, at a price of $200 per share to American Tower Corporation. Proceeds of the Series C financing, net of offering costs, were approximately $21.06 million. The Company relied upon Regulation D of the Securities Act in not registering the securities, as the offer to buy Series C shares was made to fewer than 35 individuals, each of whom was an accredited investor.

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


                                    U.S. Wireless Corporation
                                    (Registrant)




July 8, 2001                  By:    /s/ Dennis Francis
------------                        -----------------------------
Date                                Dennis Francis
                                    Chief Executive Officer



July 8, 2001                  By:    /s/ Donald Zerio
------------                        ----------------------------
Date                                Donald Zerio
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)