Form 10QSB/A
period 2000-09-30
U S WIRELESS CORP
filed 2001-07-12
CIK 912083

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

                                      N/A
                ----------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


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


                        CONTENTS (UPDATE WHEN COMPLETE)

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Consolidated balance sheets as of September 30, 2000 (unaudited)
            and March 31, 2000 (audited).                                                                     3

            Consolidated statements of operations (unaudited) for the three and six months
            ended September 30, 2000 and September 30, 1999                                                   4

            Consolidated statements of cash flows (unaudited) for the six months
            ended September 30, 2000 and September 30, 1999                                                   5

            Notes to financial statements                                                                     6

ITEM 2.     Management's Discussion And Analysis of Financial Condition
            and Results of Operations.                                                                       12

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings.                                                                               17

ITEM 2.     Changes in Securities and Use of Proceeds.                                                       17

ITEM 3.     Defaults Upon Senior Securities.                                                                 17

ITEM 4.     Submission of Matters to a Vote of Security Holders.                                             17

ITEM 5.     Other Matters.                                                                                   17

ITEM 6.     Exhibits and Reports on Form 8-K.                                                                18

SIGNATURES                                                                                                   19

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                        September 30,      March 31,
                                                                                            2000             2000
                                                                                      ----------------  --------------
                                                                                         (Unaudited)
                                                                                         (Restated -       (Restated -
                                                                                           Note 2)           Note 2)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                $ 27,995,660    $  5,311,209
Costs and earnings in excess of billings                                                      286,093         110,746
Other current assets                                                                            5,800           9,969
                                                                                      ----------------  --------------
Total Current Assets                                                                       28,287,553       5,431,924

EQUIPMENT, IMPROVEMENTS AND FIXTURES, net of accumulated
   depreciation and amortization                                                            1,087,544         320,983

INVESTMENT IN AND ADVANCES TO MANTRA                                                            8,265           8,265
OTHER ASSETS                                                                                  219,899         143,035
                                                                                      ----------------  --------------
          Total assets                                                                   $ 29,603,261    $  5,904,207
                                                                                      ================  ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                    $  2,362,802    $    507,534
Accrued payroll taxes                                                                         735,241         530,000
Dividends payable                                                                             578,059          50,055
Accrued vacation                                                                              147,151          77,089
Capital lease obligations, current portion                                                     13,779          11,059
                                                                                      ----------------  --------------
          Total current liabilities                                                         3,837,032       1,175,737

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                                22,699          33,156
PROMISSORY NOTE, net of unamortized debt discount of $462,205                               6,537,795               -
                                                                                      ----------------  --------------
          Total liabilities                                                                10,397,526       1,208,893
                                                                                      ----------------  --------------

STOCKHOLDERS' EQUITY:
Series A preferred stock, convertible, 6% cumulative, $.01 par value, 300,000 shares authorized; none and 20,000 shares issued and outstanding at September
   30, 2000 and March 31, 2000                                                                   --               200
Series B preferred stock, convertible, $.01 par value, 60,000 shares authorized; none and 38,400 shares issued and outstanding, respectively, at September 30, 2000 and
   March 31, 2000                                                                                --               384
Series C preferred stock, convertible, 6.5% cumulative, $.01 par value, 150,000 shares authorized and 112,500 issued and outstanding at September 30, 2000 (liquidation
   preference of $22,500,000)                                                                   1,125            --
Common stock, $.01 par value, 40,000,000 shares authorized; 21,224,805 and
   17,100,658 shares issued and outstanding at September 30, 2000 and March 31, 2000,
   1,450,440 of which are subject to vesting at both dates                                    212,246         171,007
Additional paid-in capital                                                                 70,049,141      46,446,973
Common stock subscribed                                                                          --            64,476
Accumulated deficit                                                                       (51,056,777)    (41,987,726)
                                                                                      ----------------  --------------
          Total stockholders' equity                                                       19,205,735       4,695,314
                                                                                      ----------------  --------------
          Total liabilities and stockholders' equity                                     $ 29,603,261    $  5,904,207
                                                                                      ================  ==============

      See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended                           Six Months Ended
                                       -------------------------------------------    -----------------------------------------
                                          September 30,           September 30,          September 30,          September 30,
                                              2000                   1999                    2000                  1999
                                       -------------------    --------------------    -------------------    ------------------
                                                                    (Restated           (Restated - Note         (Restated -
                                                                   - Note 2)                  2)                  Note 2)
Net revenues                                 $     72,220           $           -          $    175,347          $          -
                                             ------------           -------------          ------------          ------------
Costs and expenses:
   Cost of revenue                                176,891                       -               300,852                     -
   Operating expenses                           2,846,513                 558,568             5,078,500             1,793,283
   Research and development                     2,518,515               1,013,859             3,920,923             1,755,718
                                             ------------           -------------          ------------          ------------
           Total operating expenses             5,541,919               1,572,427             9,300,275             3,549,001
                                             ------------           -------------          ------------          ------------

Loss from operations                           (5,469,699)             (1,572,427)           (9,124,928)           (3,549,001)

Other income (expense):
   Loss from unauthorized stock
   issuances (Note 2)                                   -                (534,262)                    -            (1,224,606)
   Interest income                                394,073                 127,851               583,882               244,977
   Equity in loss of joint venture                      -                (110,526)                    -              (110,526)
   Equity in loss of Mantra                             -                 (31,809)                    -               (63,618)
                                             ------------           -------------          ------------          ------------

Net loss                                       (5,075,626)             (2,121,173)           (8,541,046)           (4,702,774)

Deemed dividend for Series B
Preferred Stock                                         -                (890,000)                    -            (1,780,000)

Series C cumulative preferred
dividends                                        (365,625)                      -              (487,500)                    -
                                             ------------           -------------          ------------          ------------

Net loss attributable to common
shares                                       $ (5,441,251)          $  (3,011,173)         $ (9,028,546)         $ (6,482,774)
                                             ============           =============          ============          ============

Basic and diluted loss per common
share                                        $       (.28)          $        (.25)         $       (.46)         $       (.53)
                                             ============           =============          ============          ============

Weighted average number of common
shares outstanding                             19,692,913              12,283,898            19,439,838            12,140,875
                                             ============           =============          ============          ============


     See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                   Six Months Ended
                                                                                       -----------------------------------------
                                                                                         September 30,            September 30,
                                                                                             2000                     1999
                                                                                       ---------------           ---------------
                                                                                         (Restated -               (Restated -
                                                                                           Note 2)                    Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                  $(8,541,046)               $(4,702,774)
Adjustments to reconcile net loss to cash used for operating activities:
   Loss from unauthorized stock issuances (Note 2)                                                  -                  1,224,606
   Equity in loss of Mantra                                                                         -                     63,618
   Equity in loss of joint venture                                                                  -                    110,526
   Stock based compensation                                                                 1,432,594                  1,195,030
   Depreciation and amortization                                                              234,884                    170,444

Increase (Decrease) from changes in assets and liabilities:
   Costs and earnings in excess of billings                                                  (175,347)                         -
   Other receivables                                                                                -                   (170,533)
   Other current assets                                                                         4,169                      2,323
   Accounts payable and accrued expenses                                                    1,855,268                     58,329
   Decrease in minority interest                                                                    -                    (53,649)
   Accrued payroll taxes                                                                      205,241                    272,000
                                                                                       ---------------           ---------------
   Accrued vacation                                                                            70,062                          -
                                                                                       ---------------           ---------------
          Net cash used for operating activities                                           (4,914,175)                (1,830,080)
                                                                                       ---------------           ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment, improvements and fixtures                                          (997,561)                  (145,479)

   Other assets                                                                               (76,865)                         -
                                                                                       ---------------           ---------------
          Net cash used for investing activities                                           (1,074,426)                  (145,479)
                                                                                       ---------------           ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                                               21,059,006                  1,000,000
   Proceeds from promissory note                                                            7,000,000                          -
   Receipt of stock subscription                                                                    -                  2,300,000
   Proceeds from issuance of common shares                                                    621,783                  1,093,705
   Payments on capital lease obligations                                                       (7,737)                    (6,309)
                                                                                       ---------------           ---------------

         Net cash provided by financing activities                                         28,673,052                  4,387,396
                                                                                       ---------------           ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  22,684,451                  2,411,837

Cash and cash equivalents, beginning of period                                              5,311,209                  5,788,288
                                                                                       ---------------           ---------------

Cash and cash equivalents, end of period                                                  $27,995,660                $ 8,200,125
                                                                                       ===============           ===============

Supplemental disclosure of cash flow information:

   Income taxes paid                                                                      $     1,600                $         -

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

                                  Net Loss
                                Attributable                                                Basic and
                                     to                                                      Diluted
                                   Common                                     Net Loss      Net Loss      Basic and
                                   Shares       Loss from                  Attributable to  Per Share      Diluted
                                    (as       unauthorized                     Common          (as        Net Loss
                                 originally       Stock         Other          Shares      originally     Per Share
          Quarter ended:         reported)      issuances    Adjustments   (as restated)    reported)   (as restated)
          --------------         ---------      ---------    -----------   -------------    ---------   -------------
          June 30, 1999         $ 2,727,505   $   690,344    $     53,752  $   3,471,601   $   (0.23)   $     (0.29)

          September 30, 1999      2,097,838       534,262         379,073      3,011,173       (0.17)         (0.25)

          December 31, 1999       2,438,380     4,106,508         365,073      6,909,961       (0.20)         (0.57)

          March 31, 2000          4,200,174             -         139,705      4,339,879        N/A*           N/A*
                              ----------------------------------------------------------------------------------------

          Year ended
          March 31, 2000        $11,463,897   $ 5,331,114    $    937,603  $  17,732,614   $   (0.92)   $     (1.42)
                              ========================================================================================

          * - Per share amounts for fourth quarter results not previously reported in financial filings.

          In addition, the Company recorded adjustments in fiscal year 2001 which increased the previously reported net loss for the quarter ended June 30, 2000 and six months ended September 30, 2000 by $462,081 for noncash stock compensation of $256,840 and payroll taxes of $205,241. As a result, the net loss attributable to common shares for the six months ended September 30, 2000 increased from $8,566,465 ($0.44 per share) to $9,028,546 ($0.46 per share).

          The cumulative impact of the fiscal year 2000 restatements and the fiscal year 2001 audit adjustments on the Company's balance sheet as of September 30, 2000, as compared to the previously reported amounts, is as follows:

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

          Principles of Consolidation

          The consolidated financial statements for the three and six-month periods ended September 30, 2000 and 1999, and year ended March 31, 2000 (balance sheet only), include the accounts of the Company and its wholly owned subsidiary, U.S. Wireless International, Inc.

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

NOTE 5 -  EQUIPMENT, IMPROVEMENTS AND FIXTURES

          Equipment, improvements and fixtures, net at September 30, 2000 and March 31, 2000 consisted of the following:

                                                   September 30,     March 31,
                                                        2000           2000
                                                   -------------   ------------
          Furniture, fixtures and equipment          $ 2,296,754   $ 1,299,193
          Less: accumulated depreciation
            and amortization                          (1,209,210)     (978,210)
                                                   -------------   ------------
                                                     $ 1,087,544   $   320,983
                                                   -------------   ------------

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

                                  Net Loss
                                Attributable                                                Basic and
                                     to                                                      Diluted
                                   Common                                     Net Loss      Net Loss      Basic and
                                   Shares       Loss from                  Attributable to  Per Share      Diluted
                                    (as       unauthorized                     Common          (as        Net Loss
                                 originally       Stock         Other          Shares      originally     Per Share
          Quarter ended:         reported)      issuances    Adjustments   (as restated)    reported)   (as restated)
          --------------         ---------      ---------    -----------   -------------    ---------   -------------
          June 30, 1999         $ 2,727,505   $   690,344    $     53,752  $   3,471,601   $   (0.23)   $     (0.29)

          September 30, 1999      2,097,838       534,262         379,073      3,011,173       (0.17)         (0.25)

          December 31, 1999       2,438,380     4,106,508         365,073      6,909,961       (0.20)         (0.57)

          March 31, 2000          4,200,174             -         139,705      4,339,879        N/A*           N/A*
                              ----------------------------------------------------------------------------------------

          Year ended
          March 31, 2000        $11,463,897   $ 5,331,114    $    937,603  $  17,732,614   $   (0.92)   $     (1.42)
                              ========================================================================================

          * - Per share amounts for fourth quarter results not previously reported in financial filings.

          In addition, as discussed in Note 2, the Company recorded adjustments in fiscal year 2001 which increased the previously reported net loss for the quarter ended June 30, 2000, and six months ended September 30, 2000, by $462,081.


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

       Costs and Expenses of Operations

       Costs and expenses of operations, excluding research and development expenses, totaled $3,023,404 and $5,379,352 for the three and six-month periods ended September 30, 2000 as compared to total costs and expenses of operations of $558,568 and $1,793,283 for the three and six-month periods ended September 30, 1999. Increased operating expenses for the 2000 periods over the 1999 periods were primarily due an increase in employees and related compensation costs and due to our increased field trial activities, including the commencement of our ORT in the Maryland/Washington DC/Virginia Metro area where we continue to build sites to increase our coverage area and where we have opened our east coast corporate offices in Reston, Virginia. There were increased costs incurred related to the continued refinement, testing and deployment of our RadioCamera(TM)(TM) system. The three and six month-periods ended September 30, 2000 also included $176,891 and $300,852 in cost of revenue for the Maryland contract. These costs include an aggregate $74,000 for expected costs to be incurred in excess of the $461,000 Maryland contract value.

       Research and Development

       Research and development expense totaled $2,518,515 and $3,920,923 for the three and six-month periods ended September 30, 2000 and 1999 as compared to $1,013,859 and $1,755,718 for the three and six-month periods ended September 30, 1999. The increase is primarily the result of increased personnel, consulting and other costs related to software and hardware development on our RadioCamera(TM) system and initial development costs associated with the Company's planned network operating centers.

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

       Net Loss/Net Loss Per Share

       As a result of the above factors, we incurred a net loss of $5,075,626 for the three months ended September 30, 2000 as compared to $2,121,173 for the three months ended September 30, 1999. The net loss attributable to common shares of $5,441,251 for the September 2000 period includes $365,625 of cumulative dividends on the Series C Preferred Stock. The net loss attributable to common shares of $3,011,173 for the three months ended September 30, 1999 includes $890,000 of deemed dividends with respect to the Series B Preferred Stock issuance. The deemed dividends on the Series B Preferred Stock were the result of issuing the preferred stock with a conversion price to acquire shares of our Common Stock at a discount from the trading price of our Common Stock at the date we sold the shares of Series B Preferred Stock. The net loss per share was $.28 and $.25 for the September 2000 and 1999 quarters, respectively.

       As a result of the above factors, we incurred a net loss of $8,541,046 for the six months ended September 30, 2000 as compared to $4,702,774 for the six months ended September 30, 1999. The net loss attributable to common shares of $9,028,546 for the September 2000 period includes $487,500 of cumulative dividends on the Series C Preferred Stock. The net loss attributable to common shares of $6,482,774 for the six months ended September 30, 1999 includes $1,780,000 of deemed dividends with respect to the Series B Preferred Stock issuance. The net loss per share was $.46 and $.53 for the six month periods ended September 30, 2000 and 1999.

       In June 2000, the Company completed the sale of 112,500 shares of Series C Preferred Stock $.01 par value, at a price of $200 per share to American Tower Corporation. Proceeds of the Series C financing, net of offering costs, were approximately $21.06 million. The Company relied upon Regulation D of the Securities Act in not registering the securities, as the offer to buy Series C shares was made to fewer than 35 individuals, each of whom was an accredited investor.


       Liquidity and Capital Resources

       At September 30, 2000, we had working capital of $24,450,521 and cash and cash equivalents of $27,995,660. Such amounts resulted primarily from sales of our securities in our June 2000 private placement offering of Series C Preferred Stock in which we raised net proceeds of approximately $21.06 million. Additional funds were also generated near the end of September 2000 as the result of a $7,000,000 promissory note with Hewlett-Packard Credit Corporation.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. - None.

ITEM 5 - OTHER MATTERS. - None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

         a) Exhibit 10.92 - Business Alliance Agreement between the Company and Hewlett Packard Company.*

             Exhibit 10.93 - Purchase Agreement between the Company and Hewlett Packard Credit Corporation.*

             Exhibit 10.94 - Consulting Agreement between the Company and Hewlett Packard Company.*

             * - Previously filed.

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


                                    U.S. Wireless Corporation
                                    (Registrant)




July 8, 2001                  By:   /s/ Dennis Francis
------------                        ----------------------------
Date                                Dennis Francis
                                    Chief Executive Officer



July 8, 2001                  By:   /s/ Donald Zerio
------------                        ----------------------------
Date                                Donald Zerio
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)