Form 10QSB/A
period 2000-12-31
U S WIRELESS CORP
filed 2001-07-12
CIK 912083

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

                                      N/A
                                      ---
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


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


                                   CONTENTS

                                                                                                                                Page
Number
------

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated balance sheets as of December 31, 2000 (unaudited)                                                         3
          and March 31, 2000 (audited).

          Consolidated statements of operations (unaudited) for the three and nine months                                         4
          ended December 31, 2000 and December 31, 1999.

          Consolidated statements of cash flows (unaudited) for the nine months
          ended December 31, 2000 and December 31, 1999.                                                                          5

          Notes to financial statements                                                                                           6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                                                                             13

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.                                                                                                     18

ITEM 2.   Changes in Securities and Use of Proceeds.                                                                             18

ITEM 3.   Defaults Upon Senior Securities.                                                                                       18

ITEM 4.   Submission of Matters to a Vote of Security Holders.                                                                   18

ITEM 5.   Other Matters.                                                                                                         19

ITEM 6.   Exhibits and Reports on Form 8-K.                                                                                      19

SIGNATURES                                                                                                                       20

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,              March 31,
                                                                                            2000                    2000
                                                                                    --------------------    -------------------
                                                                                         (Unaudited)
                                                                                          (Restated -             (Restated -
                                                                                           Note 2)                 Note 2)
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                $  21,112,311           $  5,311,209
Costs and earnings in excess of billings                                                       286,093                110,746
Other current assets                                                                           225,179                  9,969
                                                                                         -------------           ------------
Total Current Assets                                                                        21,623,583              5,431,924

EQUIPMENT, IMPROVEMENTS AND FIXTURES, net of accumulated
   depreciation and amortization                                                             3,368,373                320,983

INVESTMENT IN AND ADVANCES TO MANTRA                                                                 -                  8,265
OTHER ASSETS                                                                                   222,399                143,035
                                                                                         -------------           ------------
          Total assets                                                                   $  25,214,355           $  5,904,207
                                                                                         =============           ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable                                                                         $   2,638,969           $    507,534
Accrued payroll taxes                                                                          735,241                530,000
Accrued litigation settlement costs                                                          1,600,000                      -
Accrued payroll and benefits                                                                   472,799                 77,089
Other accrued liabilities                                                                      486,919                      -
Dividends payable                                                                              943,684                 50,055
Capital lease obligations, current portion                                                      14,204                 11,059
                                                                                         -------------           ------------
          Total current liabilities                                                          6,891,816              1,175,737

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                                 20,851                 33,156
PROMISSORY NOTE, net of unamortized debt discount of $433,075                                6,566,925                      -
                                                                                         -------------           ------------
          Total liabilities                                                                 13,479,592              1,208,893
                                                                                         -------------           ------------

STOCKHOLDERS' EQUITY:
Series A preferred stock, convertible, 6% cumulative, $.01 par value, 300,000 shares authorized; none and 20,000 shares issued and outstanding at December 31,
 2000 and March 31, 2000                                                                             -                    200
Series B preferred stock, convertible, $.01 par value, 60,000 shares authorized;
 none and 38,400 shares issued and outstanding, respectively, at December 31, 2000
 and March 31, 2000                                                                                  -                    384
Series C preferred stock, convertible, 6.5% cumulative, $.01 par value, 150,000 shares authorized; 112,500 issued and outstanding at December 31, 2000 (liquidation
 preference of $22,500,000)                                                                      1,125                      -
Common stock, $.01 par value, 40,000,000 shares authorized; 21,271,005 and
 17,100,658 shares issued and outstanding at December 31, 2000 and March 31, 2000,
 1,450,440 of which are subject to vesting at both dates                                       212,711                171,007
Additional paid-in capital                                                                  70,644,061             46,446,973
Common stock subscribed                                                                              -                 64,476
Accumulated deficit                                                                        (59,123,134)           (41,987,726)
                                                                                         -------------           ------------
    Total stockholders' equity                                                              11,734,763              4,695,314
                                                                                         -------------           ------------
    Total liabilities and stockholders' equity                                            $ 25,214,355            $ 5,904,207
                                                                                          ============            ===========

     See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three Months Ended                      Nine Months Ended
                                      ------------------------------------------   ----------------------------------------------
                                           December 31,           December 31,        December 31,                December 31,
                                               2000                   1999                2000                        1999
                                      ---------------------    -----------------   ------------------         -------------------
                                                                   (Restated -           (Restated -                 (Restated -
                                                                     Note 2)               Note 2)                     Note 2)
Net revenues                          $                   -    $               -   $          175,347         $                 -
                                      ---------------------    -----------------   ------------------         -------------------
Costs and expenses:
   Cost of revenue                                        -                    -              300,852                           -
   Operating expenses                             2,552,342              711,245            7,608,583                   2,591,613
   Research and development                       3,807,488            1,128,949            7,728,411                   2,797,582
                                      ---------------------    -----------------   ------------------         -------------------
           Total costs and expenses               6,359,830            1,840,194           15,637,846                   5,389,195
                                      ---------------------    -----------------   ------------------         -------------------

Loss from operations                             (6,359,830)          (1,840,194)         (15,462,499)                 (5,389,195)

Other income (expense):
   Loss from unauthorized stock
   issuances (Note 2)                                     -           (4,106,508)                   -                  (5,331,114)
   Interest expense                                (192,360)                   -             (214,619)                          -
   Interest income                                  451,457              127,706            1,035,339                     372,683
   Litigation settlement costs                   (1,600,000)                   -           (1,600,000)                          -
   Equity in loss of joint venture                        -             (169,156)                   -                    (279,682)
   Equity in loss of Mantra                               -              (31,809)                   -                     (95,427)
                                      ---------------------    -----------------   ------------------         -------------------
Net loss                                         (7,700,733)          (6,019,961)         (16,241,779)                (10,722,735)

Deemed dividend for Series B
Preferred Stock                                           -             (890,000)                   -                  (2,670,000)

Series C cumulative preferred
dividends                                          (365,625)                   -             (853,125)                          -
                                      ---------------------    -----------------   ------------------         -------------------

Net loss attributable to
common shares                         $          (8,066,358)   $      (6,909,961)  $      (17,094,904)        $       (13,392,735)
                                      =====================    =================   ==================         ===================


Basic and diluted loss per
common share                          $                (.41)   $            (.57)  $             (.87)        $             (1.11)
                                      =====================    =================   ==================         ===================

Weighted average number of
common shares outstanding                        19,815,005           12,057,133           19,565,348                  12,112,437
                                      =====================    =================   ==================         ===================



     See accompanying notes to consolidated condensed financial statements

                   U.S. WIRELESS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                  Nine Months Ended
                                                                                   ---------------------------------------------
                                                                                       December 31,             December 31,
                                                                                         2000                       1999
                                                                                   ------------------     ----------------------
                                                                                       (Restated -              (Restated -
                                                                                         Note 2)                  Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                           $      (16,241,779)    $          (10,722,735)
Adjustments to reconcile net loss to cash used for operating activities:
   Loss from unauthorized stock issuances (Note 2)                                                  -                  5,331,114
   Equity in losses of joint venture and Mantra                                                 8,265                    228,984
   Stock based compensation                                                                 1,928,754                  1,526,591
   Depreciation and amortization                                                              450,638                    257,666


Increase (Decrease) from changes in assets and liabilities:
   Costs and earnings in excess of billings                                                  (175,347)                         -
   Other receivables                                                                                -                   (170,533)
   Other current assets                                                                      (215,210)                     1,723
   Accounts payable and accrued liabilities                                                 4,614,064                   (139,674)
   Decrease in minority interest                                                                    -                     76,434
   Accrued payroll taxes                                                                      205,241                    530,000
                                                                                   ------------------     ----------------------
          Net cash used for operating activities                                           (9,425,374)                (3,080,430)
                                                                                   ------------------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment, improvements and fixtures                                        (3,465,014)                  (231,543)
   Other assets                                                                               (79,364)                         -
                                                                                   ------------------     ----------------------
          Net cash used for investing activities                                           (3,544,378)                  (231,543)
                                                                                   ------------------     ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                                               21,059,006                  1,000,000
   Proceeds from promissory note                                                            7,000,000                          -
   Receipt of stock subscription                                                                    -                  2,443,334
   Proceeds from issuance of common shares                                                    721,008                  1,137,612
   Payments on capital lease obligations                                                       (9,160)                   (27,442)
                                                                                   ------------------     ----------------------
          Net cash provided by financing activities                                        28,770,854                  4,553,504
                                                                                   ------------------     ----------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  15,801,102                  1,241,531

Cash and cash equivalents, beginning of period                                              5,311,209                  5,788,288
                                                                                   ------------------     ----------------------
Cash and cash equivalents, end of period                                           $       21,112,311     $            7,029,819
                                                                                   ==================     ======================

Supplemental disclosure of cash flow information:
   Income taxes paid                                                               $            3,786     $                    -
                                                                                   ==================     ======================


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

NOTE 2 -  RESTATMENT OF AMOUNTS PREVIOUSLY REPORTED

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

                                  Net Loss                                                           Basic and
                              Attributable to                                     Net Loss            Diluted          Basic and
                                   Common         Loss from                    Attributable to        Net Loss          Diluted
                                   Shares        unauthorized                       Common            Per Share         Net Loss
                               (as originally       Stock         Other             Shares         (as originally      Per Share
          Quarter ended:          reported)       issuances    Adjustments       (as restated)        reported)      (as restated)
          --------------          ---------       ---------    -----------       -------------        ---------      -------------

          June 30, 1999         $  2,727,505     $  690,344   $   53,752          $ 3,471,601         $ (0.23)         $ (0.29)
          September 30, 1999       2,097,838        534,262      379,073            3,011,173           (0.17)           (0.25)
          December 31, 1999        2,438,380      4,106,508      365,073            6,909,961           (0.20)           (0.57)
          March 31, 2000           4,200,174              -      139,705            4,339,879             N/A*             N/A*
                             ------------------------------------------------------------------------------------------------------

          Year ended
          March 31, 2000        $ 11,463,897     $5,331,114   $  937,603          $17,732,614         $ (0.92)         $ (1.42)
                             ======================================================================================================

          * - Per share amounts for fourth quarter results not previously reported in financial filings.

          In addition, the Company recorded adjustments in fiscal year 2001 which increased the previously reported net loss for the quarter ended June 30, 2000 and the nine months ended December 31, 2000 by $462,081 for non cash stock compensation of $256,840 and payroll taxes of $205,241. As a result, the net loss attributable to common shares for the nine months ended December 31, 2000 increased from $16,632,823 ($0.85 per share) to $17,094,904 ($0.87 per share).

          The cumulative impact of the fiscal year 2000 restatements and the fiscal year 2001 adjustments on the Company's balance sheet as of December 31, 2000, as compared to the previously reported amounts, is as follows:

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

NOTE 5 -  EQUIPMENT, IMPROVEMENTS AND FIXTURES

          Equipment, improvements and fixtures, net at December 31, 2000 and March 31, 2000 consisted of the following:

                                                                         December 31,             March 31,
                                                                             2000                   2000
                                                                         (Unaudited)              (Audited)
                                                                     -------------------     ------------------
          Furniture, fixtures and equipment                                  $ 2,377,237            $ 1,299,193
          Less: accumulated depreciation
             and amortization                                                 (1,345,205)              (978,210)
                                                                             -----------            -----------
                                                                               1,032,032                320,983
          Network infrastructure construction in process                       2,336,341                      -
                                                                             -----------            -----------
                                                                             $ 3,368,373            $   320,983
                                                                             ===========            ===========

          Network infrastructure includes capitalized interest totaling $30,231.

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

                                     Net Loss                                                          Basic and
                                  Attributable to                                    Net Loss           Diluted          Basic and
                                      Common          Loss from                  Attributable to        Net Loss          Diluted
                                      Shares         unauthorized                      Common           Per Share         Net Loss
                                   (as originally        Stock         Other          Shares         (as originally      Per Share
          Quarter ended:             reported)         issuances    Adjustments     (as restated)      reported)       (as restated)
          --------------             ---------        ----------    -----------     --------------   -------------     ------------
          June 30, 1999             $ 2,727,505       $  690,344       $ 53,752       $ 3,471,601        $(0.23)          $(0.29)
          September 30, 1999          2,097,838          534,262        379,073         3,011,173         (0.17)           (0.25)
          December 31, 1999           2,438,380        4,106,508        365,073         6,909,961         (0.20)           (0.57)
          March 31, 2000              4,200,174                -        139,705         4,339,879           N/A*             N/A*
                                ----------------------------------------------------------------------------------------------------
          Year ended
          March 31, 2000            $11,463,897       $5,331,114       $937,603        $17,732,614          $(0.92)          $(1.42)
                                ===================================================================================================

          * - Per share amounts for fourth quarter results not previously reported in financial filings.

          In addition, as discussed in Note 2, the Company recorded adjustments in fiscal year 2001 which increased the previously reported net loss for the quarter ended June 30, 2000, and nine months ended December 31, 2000, by $462,081.


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

          Costs and Expenses of Operations

          Operating expenses totaled $2,552,342 and $7,608,583 for the three and nine-month periods ended December 31, 2000 as compared to operating expenses of $711,245 and $2,591,613 for the three and nine-month periods ended December 31, 1999. Increased operating expenses for the 2000 periods over the 1999 periods were primarily due to an increase in employees and related compensation costs and due to the increased field trial and deployment activities, including the expansion of the ORT in the Maryland/Washington DC/Virginia Metro and Seattle, Washington areas and expansion of deployed sites around the San Francisco Bay Area for a transportation trial. These costs include personnel, contractor and overhead costs associated with new east coast offices located in Reston, Virginia.

          Cost of revenue for the nine months ended December 31, 2000 was $300,852 for the Maryland transportation contract. These costs include an aggregate $75,000 for expected costs to be incurred in excess of the $461,000 Maryland contract value.

          Research and Development

          Research and development expense totaled $3,807,488 and $7,728,411 for the three and nine-month periods ended December 31, 2000 and 1999 as compared to $1,128,949 and $2,797,582 for the three and nine-month periods ended December 31, 1999. The increase is primarily the result of increased personnel, consulting and other costs related to software and hardware development of the RadioCamera(TM) system and initial development costs associated with the Company's planned data center and network operating system.

          Interest Expense

          Interest expense has been recorded on funds received on September 21, 2000 under a promissory note with Hewlett-Packard Credit Corporation. The Company received proceeds of $7,000,000 from this note to be used primarily for HP services and equipment in the construction of a network operating center. The note is due in its entirety on September 21, 2003 and accrues interest at 10.5%, payable quarterly. Total interest expense on the note was $183,750 for the three months ended December 31, 2000 and $202,125 (before amortization of debt discount) from September 21, 1999 to December 31, 2000. Interest expense totaling $30,231 was capitalized to network infrastructure.

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

          Net Loss/Net Loss Per Share

          As a result of the above factors, the Company incurred a net loss of $7,700,733 for the three months ended December 31, 2000 as compared to $6,019,961 for the three months ended December 31, 1999. The net loss attributable to common shares of $8,066,358 for the December 2000 period includes $365,625 of cumulative dividends on the Series C Preferred Stock. The net loss attributable to common shares of $6,909,961 for the three months ended December 31, 1999 includes $890,000 of deemed dividends with respect to the Series B Preferred Stock issuance. The deemed dividends on the Series B Preferred Stock were the result of issuing the preferred stock with a conversion price to acquire shares of our Common Stock at a discount from the trading price of Common Stock at the date the Company sold the shares of Series B Preferred Stock. The net loss per share was $0.41 and $0.57 for the December 2000 and 1999 quarters, respectively.

          As a result of the above factors, the Company incurred a net loss of $16,241,779 for the nine months ended December 31, 2000 as compared to $10,722,735 for the nine months ended December 31, 1999. The net loss attributable to common shares of $17,094,904 for the December 2000 period includes $853,125 of cumulative dividends on the Series C Preferred Stock. The net loss attributable to common shares of $13,392,735 for the nine months ended December 31, 1999 includes $2,670,000 of deemed dividends with respect to the Series B Preferred Stock issuance. The net loss per share was $0.87 and $1.11 for the nine-month periods ended December 31, 2000 and 1999, respectively.

          Liquidity and Capital Resources

          At December 31, 2000, the Company had working capital of $14,731,767 including cash and cash equivalents of $21,112,311. Such amounts resulted primarily from sales of securities in the June 2000 private placement offering of Series C Preferred Stock in which the Company raised net proceeds of approximately $21 million. Additional funds were also generated near the end of September 2000 as the result of a $7,000,000 promissory note with Hewlett-Packard Credit Corporation.

          Cash flows used in operating activities for the nine months ended December 31, 2000 were $9,425,374. This includes significant non-cash adjustments to the operating net loss of $16,241,779 for the period of approximately $1.9 million for stock based compensation and $4.6 million for the increase in accounts payable and accrued liabilities. The large increase in accounts payable and accrued liabilities as compared to the prior year period is a result of an increase in purchases of goods and services from vendors and contractors, the timing of payments, and the accrual of litigation settlement costs at December 31, 2000.

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

          Based on management's estimates, capital resources are expected to meet cash requirements through at least the second quarter of fiscal year 2002 for continuation of research, development, and field and ORT operations. The Company will need to raise additional funds in order to implement its business plans of expanding the deployment of its RadioCamera system in current and future additional markets. Management intends to raise additional funds for this purpose prior to September 2001.

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

ITEM 2. - Changes In Securities And Use Of Proceeds

          In June 2000, the Company completed the sale of 112,500 shares of Series C Preferred Stock, $.01 par value at a price of $200 per share to American Tower Corporation. Proceeds of the Series C financing, net of offering costs, were approximately $21.06 million. The Company relied upon Regulation D of the Securities Act in not registering the securities, as the offer to buy Series C shares was made to fewer than 35 individuals, each of whom was an accredited investor.

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


                                    U.S. Wireless Corporation
                                    (Registrant)



July 12, 2001                  By:   \s\ Dennis Francis
------------                        ------------------
Date                                Dennis Francis
                                    Chief Executive Officer



July 12, 2001                  By:   \s\ Donald Zerio
------------                        ----------------
Date                                Donald Zerio
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)