Form 10KSB/A
period 2001-03-31
U S WIRELESS CORP
filed 2001-07-12
CIK 912083

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
                                Amendment No. 2
                                  (Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2000

                                       OR

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number 0-24742

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

                                (925) 327-6200
               (Company's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
          Title of each class      Name of each exchange on which registered
          -------------------      -----------------------------------------

                                           NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of Class)

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_].

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

Restatement of amounts previously reported

As described in detail in Note 12 to the consolidated financial statements filed herewith, in May 2001 the Company announced that it had completed an investigation that resulted in the termination of the Company's former Chief Executive Officer and the resignation of the Company's former General Counsel. As a result of the investigation, the Company determined that the original accounting treatment for certain transactions was incorrect, and accordingly, has restated the previously reported amounts. The impact of the restatements on the Company's statement of operations for the fiscal year ended March 31, 2000, is as follows:

                            Net Loss                                                              Basic and
                         Attributable to                                        Net Loss           Diluted       Basic and
                             Common          Loss from                       Attributable to      Net Loss        Diluted
                             Shares        unauthorized                          Common           Per Share       Net Loss
                         (as originally        Stock           Other             Shares        (as originally    Per Share
Quarter ended:              reported)        issuances      Adjustments       (as restated)       reported)     (as restated)
--------------              ---------        ---------      -----------       -------------       ---------    -------------
June 30, 1999           $   2,727,505     $   690,344       $  53,752        $  3,471,601       $  (0.23)      $  (0.29)
September 30, 1999          2,097,838         534,262         379,073           3,011,173          (0.17)         (0.25)
December 31, 1999           2,438,380       4,106,508         365,073           6,909,961          (0.20)         (0.57)
March 31, 2000              4,200,174               -         139,705           4,339,879            N/A*           N/A*
                       --------------------------------------------------------------------------------------------------
Year ended
March 31, 2000          $  11,463,897     $ 5,331,114       $ 937,603        $ 17,732,614       $  (0.92)      $  (1.42)
                       ==================================================================================================


*- Per share amounts for fourth quarter results not previously reported in financial filings.

Year Ended March 31, 2000 as Compared to the Year Ended March 31, 1999

During the years ended March 31, 2000 and 1999, we recorded revenues of $249,178 and $40,000, respectively. During fiscal 2000, we were awarded two ITS projects, one from the Maryland Department of Transportation and the other from the Virginia and U.S. Departments of Transportation, under which we are to provide transportation data on selected roadways to those states on a trial basis. Total contract values for the Maryland and Virginia contracts are $461,000 and $350,000, respectively. During the year ended March 31, 2000 we recognized $249,178 in revenue on the Maryland contract. Costs incurred to date on this contract total $265,445. No revenues or costs to date have been recognized on the Virginia contract. Fiscal 1999 revenue was limited to a sale generated by our then consolidated subsidiary, Mantra Technologies, Inc., as our core wireless activities did not report any operating revenues during that period. Prior to fiscal 2000, and continuing into fiscal 2000, our focus was primarily research and development, with respect to the development and testing of the RadioCamera system. We are in the process of expanding our trial in the Maryland/Washington DC/Virginia metro area into an operational readiness trial ("ORT"). In addition, we are adding to the ORT, a trial system presently being built in Seattle, Washington. We plan to continue to expand the ORT and focus on developing relationships with the cellular carriers prior to the October 2000 FCC mandated deadline for carriers to state their intentions on how they plan to meet the mandate. During fiscal 2001 we expect to be building our network.

Costs and expenses of operations, including research and development and operating expenses, totaled $8,937,025 for the year ended March 31, 2000 as compared to total costs and expenses of operations of $7,357,852 for the year ended March 31, 1999. Increased operating expenses were primarily due to our increased field trial activities, including the commencement of our ORT in the Maryland/Washington DC/Virginia Metro area where we continue to build sites to increase our coverage area and where we have opened our east coast corporate offices in Reston, Virginia. There were increased costs incurred for engineering and research and development, related to the continued refinement, testing and deployment of our RadioCamera(TM) system. During fiscal years 2000 and 1999, we received $534,000 and $482,000, respectively, for reimbursements for ongoing research and development expenses incurred by us with respect to the WTI joint venture. These reimbursements have been recorded as a reduction of research and development expense. Research and development expense totaled $3,497,435 and $4,866,292 for fiscal years 2000 and 1999, respectively. During fiscal 1999, we recorded compensation expense of $1,283,594 and in-process research and development of $893,558, both included in research and development expense, related to the vesting of 1,741,721 shares to both employee-shareholders and investors as a result of achievement of the second Labyrinth vesting milestone. This is the principal reason why research and development was $1,368,857 higher in fiscal 1999, than in fiscal 2000.

Additionally, certain employees were granted stock options, resulting in additional compensation due to the difference between the exercise price and the market value of the stock at the time of grant. Total compensation expense for employee stock options for fiscal years 2000 and 1999 was $701,978 and $4,067, respectively. In fiscal 1997, we recorded unearned compensation for the options granted that year and amortized the expense over the vesting period. As of March 31, 2000, the options granted to employees were fully amortized. The amortization of unearned compensation for fiscal years 2000 and 1999 was $244,958 and $516,480, respectively.

Compensation expense for options granted to consultants for the fiscal years 2000 and 1999 was $593,863 and $48,234, respectively.

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

As a result of the above factors, including the loss from unauthorized share issuances of $5,331,114 and other adjustments totaling $937,603 noted above, we incurred a net loss of $14,040,766 for the year ended March 31, 2000 as compared to $7,230,277 for the year ended March 31, 1999. The net loss attributable to common shares of $17,732,614 for fiscal 2000 also includes $3,560,000 of deemed dividends with respect to the Series B Preferred Stock issuance and $131,848 of cumulative dividends on the shares of Series A Preferred Stock. The deemed dividends on the Series B Preferred Stock are the result of issuing the preferred stock with a conversion price to acquire shares of our Common Stock at a discount from the trading price of our Common Stock at the date we sold the shares of Series B Preferred Stock.

Liquidity and Capital Resources

As of March 31, 2000, we had working capital of $4,256,187 and cash and cash equivalents of $5,311,209. Such amounts resulted primarily from sales of our securities in the March 1999 private placement in which we raised net proceeds of $6,405,000 million. During fiscal 2000, we made cash investments of $437,154 in equipment. In June 2000, we completed the sale of 112,500 shares of the $.01 par value Series C Preferred Stock at a price of $200 per share to American Tower Corporation ("ATC"). Proceeds of the Series C Preferred Stock net of offering costs were approximately $21.0 million.

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

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending March 31, 2001. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

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

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT

Executive Officers and Directors

The following sets forth certain information regarding our directors and executive officers as of May 31, 2000:

Name                                         Age      Position
----                                         ---      --------
Dr. Oliver Hilsenrath/(1)(2)/.........       42       Chief Executive Officer and Chairman
Dale Stone............................       52       President, Chief Operating Officer and Director
David Klarman.........................       35       Vice President, Secretary and General Counsel
Jan Klein.............................       49       Vice President, Business and Market Development
Richard Mudge/(3)/....................       54       President, Compass Services
Howard Blank/(3)/.....................       58       Vice President - Technology, Compass Services
Barry West/(2)/.......................       54       Director
Dennis Francis/(1)(2)/................       48       Director
Irwin Gross/(1)(4)/...................       56       Director
Louis Golm............................       58       Director
James Eisenstein/(5)/.................       41       Director

___________________________________
(1)  Member of Audit Committee of the Board of Directors.
(2)  Member of Compensation Committee of the Board of Directors.
(3)  Compass Services is a division in formation.
(4) Elected by the holders of Series B Preferred Stock prior to the Series B shares being converted in March and April, 2000.
(5)  Elected by the holder of Series C Preferred Stock.


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

David Klarman. In October 1999, we extended for a three-year period the employment agreement of Mr. Klarman. The agreement is currently being negotiated, however, the board approved terms pursuant to which Mr. Klarman receives a salary of $140,000 per annum and was granted an option to purchase 75,000 shares of common stock at an exercise price of $2.75 per share, subject to a three-year vesting schedule under which 1/3 of the shares underlying the option vest each year. The employment agreement provides that Mr. Klarman will be Vice President, General Counsel and Secretary. Additionally Mr. Klarman has the right to an annual bonus commensurate with the bonuses received by senior management and severance compensation upon a change in control or a decrease in his position, providing for the payment of salary and the immediate vesting of all options.

Jan Klein. In December 1999, we entered into an employment agreement with Jan Klein, who had previously worked with us as a consultant with DaVinci Solutions, LLC. The agreement has a term of three years, appoints Mr. Klein Vice President
- Business and Market Development, and provides compensation to Mr. Klein of a $135,000 per year salary and the transfer of the option previously issued to DaVinci Solutions LLC., to Jan Klein, which option agreement was amended to reflect (a) the shares exercisable under the option were increased from 100,000 shares to 125,000 shares; (b) the exercise price of the additional 25,000 shares underlying the option is $11.20 per share, and (c) 25,000 shares being vested in accordance with the prior consulting agreement and the remaining portion of the option vesting subject to a three-year vesting schedule under which 1/3 of the shares underlying the option vest each year. Additionally Mr. Klein has the right to severance compensation upon a change in control or a decrease in his position, providing for the payment of salary for the lesser of the remaining term of his agreement or six months and the immediate vesting of all options.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the Nasdaq Stock Market reports of ownership of Company securities and changes in reported ownership. Officers, directors and greater than ten percent shareholders are required by Securities and Exchange Commission rules to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on a review of the copies of such forms furnished to the Company, or written representations from the reporting persons that no Form 5 was required, the Company believes that during the fiscal year ended March 31, 2000 all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with; except that:

     1. One report on Form 4 covering one transaction was filed late by Dr. Hilsenrath. In addition, based on the Company's internal investigation (more fully described in Item 12), the Company believes that Dr. Hilsenrath was the beneficial owner of a number of entities that acquired and disposed of shares of the Company's Common Stock at various times during the Company's fiscal year ended March 31, 2000. Dr. Hilsenrath did not file any reports on Form 4 or Form 5 related to any of such transactions.

     2. Based on the Company's internal investigation (more fully described in Item 12), the Company believes that Mr. Klarman was the beneficial owner of a number of entities that acquired and disposed of shares of the Company's Common Stock at various times during the Company's fiscal year ended March 31, 2000. Dr. Klarman did not file any reports on Form 4 or Form 5 related to any of such transactions.

     3. One report on Form 4 covering one transaction was filed late by Mr. Francis.

     4.   One report on Form 4 covering one transaction was filed late by Mr.
West.

     5.   One report on Form 3 covering one transaction was filed late by Mr.
Golm.

     6. One report on Form 3 covering two transactions was filed late by Mr. Stone.

     7.   One report on Form 3 covering one transaction was not filed by Mr.
Klein.

     8. Two reports on Form 4 covering two transactions were filed late by Mr. Gross.


ITEM 10.  EXECUTIVE COMPENSATION

Summary of Compensation

The following table shows for the fiscal years ended March 31, 2000, 1999 and 1998 compensation awarded or paid to, or earned by, our chief executive officer and our most highly compensated officers, referred to as the "Named Executive Officers":

                          Summary Compensation Table


                                                                                                Long-Term
                                                                                              Compensation
                                                                                                 Awards
                                                                                            ----------------
                                                               Annual Compensation          Shares of Common
                                                            --------------------------      Stock Underlying       All Other
Name and Principal Position                    Year          Salary             Bonus            Options         Compensation
-------------------------------------         -----         --------           -------      ----------------     ------------
Dr. Oliver Hilsenrath/(8)/...........           2000        $198,000               --          750,000/(1)/         $1,620/(2)/
   President and                                1999         130,000               --               --               1,620/(2)/
   Chief Executive Officer                      1998         110,000               --               --               1,620/(2)/

Dale Stone...........................           2000          20,000/(3)/          --          500,000/(4)/             --
   President and Chief Operating
   Officer

David Klarman/(8)/...................           2000     $    83,000               --           75,000/(5)/             --
   Vice President,                              1999          60,000               --               --                  --
   General Counsel and Secretary                1998      70,000,000               --               --                  --

Jan Klein............................           2000          33,750/(3)(7)/   10,000/(6)/     135,000/(5)(6)/          --
   Vice President,
   Market and Business Development

_____________________________

   (1) Pursuant to an extension of his employment agreement, Dr. Hilsenrath received an option to purchase 750,000 shares of common stock. See "Item 9 Employment Agreements."
   (2) Represents the payment of approximately $1,620 for a life insurance and disability policy for the benefit of Dr. Hilsenrath's beneficiaries. See "Item 9 Employment Agreements."
   (3) Reflects portion of the year worked. Messrs. Stone and Klein commenced employment with the Company in March 2000 and December 1999, respectively.
   (4) In accordance with his employment agreement, which is still under negotiation, Mr. Stone was granted an option to purchase 400,000 shares of common stock, vesting over four years, 1/4 each year with the first portion vesting on the first anniversary of his agreement. Mr. Stone also received a grant of 100,000 shares of common stock, to vest over a four-year term, commencing with the initial 25% or 25,000 shares vesting on the first anniversary of the date of grant. See "Item 9 Employment Agreements."
   (5) Mr. Klarman and Mr. Klein were granted options to purchase 75,000, and 125,000 shares of common stock, respectively, vesting over the three-year term of their agreements. See "Item 9 Employment Agreements."
   (6) Jan Klein received a bonus in March 2000, which included $10,000 and the grant of an option to purchase 10,000 shares of common stock, vesting over a three-year period.
   (7) Mr. Klein was a consultant to the Company from May 1999 until December 1999, at which time he became an employee.
   (8) As a result of an investigation undertaken by the Audit Committee of the Company's board of directors, the Company now suspects that Messrs. Hilsenrath and Klarman were affiliated with several entities to whom the Company paid compensation for services without receiving any services in return (see Item 12 - Related Parties).

Compensation Pursuant to Plans

The following table contains information concerning the stock option grants made to each of the Named Executive Officers during the fiscal year ended March 31, 2000:

                        Option Grants in Last Fiscal Year

                                                               Individual Grants
                              -----------------------------------------------------------------------------------
                                Number of             % of Total
                                Shares of               Options
                               Common Stock           Granted to
                                Underlying          Named Executive            Exercise
                                 Options               Officers               Price per              Expiration
          Name                   Granted                In 1999                 Share                   Date
-------------------------     --------------       -----------------         -----------            ------------
Oliver Hilsenrath/(4)/         750,000/(1)/               41%                    29.94                03/01/05
Dale Stone                     400,000/(1)(3)/            22%                    29.94                03/01/05
David S. Klarman/(4)/           75,000/(2)/                4%                     2.75                08/30/04
Jan Klein                      100,000/(2)/              5.5%                     2.75                05/19/02
Jan Klein                       25,000/(2)/              1.3%                    11.20                05/19/02
Jan Klein                       10,000/(2)/              0.6%                    30.94                03/01/05

_________________________

(1)      Vesting at the rate of 1/4 per year.
(2)      Vesting at the rate of 1/3 per year.
(3) 100,000 shares underlying the option may be accelerated in the event that the employee meets certain board-designated performance milestones.
(4) As a result of an investigation undertaken by the Audit Committee of the Company's board of directors , the Company now suspects that Messrs. Hilsenrath and Klarman were affiliated with several entities to whom the Company paid compensation for services without receiving any services in return (see Item 12 - Related Parties).


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

                                                                 Number of Shares of
                                                                    Common Stock
                                Shares of                      Underlying Unexercised            Value of Unexercised
                               Common Stock                          Options at                In-the-Money Options at
                                 Acquired        Value             Fiscal Year-End               Fiscal Year-Ended(1)
                                                             ---------------------------     -----------------------------
                               on Exercise      Realized     Exercisable   Unexercisable     Exercisable     Unexercisable
                               ------------     --------     -----------   -------------     ------------    -------------
Dr. Oliver Hilsenrath/(2)/          -              -           1,500,000       750,000       $43,500,000      $    45,000
Dale Stone                          -              -                   0       400,000                 0          424,000
David Klarman/(2)/                  -              -             250,000        75,000         7,449,785        2,118,750
Jan Klein                           -              -              25,000       110,000           706,250        2,903,750

_________________________
(1) Value of unexercised options at fiscal year-end is based on the fair market value of our common stock at March 31, 2000 ($31.00) (based on the closing sale price reported on the Nasdaq National Market on that date) minus the exercise price of the option.

(2) As a result of an investigation undertaken by the Audit Committee of the Company's board of directors, 2001, the Company now suspects that Messrs. Hilsenrath and Klarman were affiliated with several entities to whom the Company paid compensation for services without receiving any services in return (see Item. 12 - Related Parties).

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

                                           Shares of Common Stock or Common Stock        Percentage of Beneficial
Beneficial Owner                                     Equivalents/(1)(2)/                       Ownership/(3)/
Dr. Oliver Hilsenrath/(4)(11)/.......              5,356,304                                                 24%
Dale Stone/(5)/......................                     --                                                   *
David Klarman/(6)(11)/...............                270,000                                                  1%
Jan Klein/(7)/.......................                 59,000                                                   *
Barry West/(8/)......................                 86,667                                                   *
Irwin Gross/(9)/.....................                226,333                                                   *
Dennis Francis/(8)/..................                120,000                                                   *
Louis Golm/(8)/......................                     --                                                   *
James S. Eisenstein/(10)/............                     --                                                   *
Directors and executive officers as a
group (9 persons)/(4) - (10)/                      6,405,816                                                 27%

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

(2) The percentage ownership is calculated by dividing the number of shares beneficially owned by the sum of (i) the total outstanding shares of common stock of the Company, and (ii) the number of shares of common stock that such person has the right to acquire within 60 days, whether by exercise of options or warrants. The percentage ownership does not reflect shares beneficially owned by virtue of the right of any person, other than the person named and affiliates of the person, to acquire them within 60 days, whether by exercise of options or warrants.
(3) Does not include (i) the shares of common stock issuable upon the conversion of 112,500 shares of Series C Preferred stock or the shares of Series C Preferred Stock issuable in accordance with the dividend on said shares or the shares of common stock into which those dividend shares may be convertible, or (ii) any shares of common stock issuable underlying any outstanding warrants or options issued by us.
(4) All shares are held in the name of the Hilsenrath Family trust, of which Dr. Hilsenrath is the trustee and his family members are the beneficiaries. Includes 1,500,000 shares of common stock, issuable upon the exercise of a vested option and 793,152 shares issued in connection with the Labyrinth merger which are not vested and subject to a vesting schedule. Does not include 750,000 shares issuable upon the exercise of an option granted pursuant to Dr. Hilsenrath's amended employment agreement in March 2000. See Item 9 "Employment Agreements."
(5) Does not include an option to purchase 400,000 shares of common stock vesting at the rate of 1/4 per year, with the possibility of the acceleration of 100,000 shares underlying the option in the event the Company achieves board-declared incentives and 100,000 restricted shares issuable pursuant to Mr. Stone's employment, whereby Mr. Stone shall receive 25,000 shares of common stock on each one-year anniversary of the date of grant, until fully issued. See Item 9 "Employment Agreements."
(6) Includes 250,000 shares issuable upon the exercise of vested options. Does not include an option to purchase 75,000 shares of common stock vesting at the rate of per year, granted pursuant to his employment extension. See Item 9 "Employment Agreements."
(7) Includes 59,000 shares issuable upon the exercise of vested options that were transferred from DaVinci Solutions LLC to Mr. Klein pursuant to the terms of his employment agreement. See "Item 9 Employment Agreements." Does not include 77,000 shares issuable pursuant to option agreements, which are not yet vested.
(8) Includes shares underlying options granted to members of the board of directors, which have vested. Does not include the unvested portions of the options. Messrs. Francis, West and Golm were granted options to purchase 100,000, 100,000 and 50,000 shares of Common Stock, respectively, of which the vested portions are 100,000, 66,667 and 0.
(9) Includes 33,333 shares issuable upon the exercise of the portion of an option currently vested and exercisable, equal to of the total options granted and 50,000 shares underlying an option granted to Ocean Castle Partners, LLC, of which Mr. Gross is managing member and sole shareholder. The options vest at intervals per year. Does not include (i) 3,000,000 shares owned by Global Technologies, Inc., a company in which Mr. Gross is the Chief Executive Officer and Chairman of the Board, and which Mr. Gross disclaims beneficial ownership and (ii) 32,000 shares held in trust for the benefit of Mr. Gross' children, which Mr. Gross disclaims beneficial ownership.
(10) Does not include the shares of common stock issuable upon the conversion of the 112,500 shares of Series C Preferred stock or the shares of Series C Preferred Stock issuable in accordance with the dividend on said shares or the shares of common stock into which those dividend shares may be convertible, owned by American Tower Corporation, in which company Mr. Eisenstein is the Executive Vice President-Corporate Development. Mr. Eisenstein disclaims beneficial ownership of the shares held by American Tower Corporation.
(11) As a result of an investigation undertaken by the Audit Committee of the Company's board of directors, the Company now suspects that Messrs. Hilsenrath and Klarman were affiliated with several entities to whom the Company paid compensation for services without receiving any services in return. As of March 31, 2001, the Company believes that either Oliver Hilsenrath, David Klarman or both are the beneficial owners of i) 46,576 shares held by Silicon Valley Investment Partners, ii) 134,416 shares held by MSD Investment Advisors Inc. and iii) 130,520 shares held by IDS Telecom Investment Group Inc. (see Item 12 - Related Parties).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Involving Former Executive Officers

Audit Committee Investigation into Activities of David Klarman and Oliver
-------------------------------------------------------------------------
Hilsenrath. In February 2001 the Audit Committee of the Company's Board of
----------
Directors received information concerning certain alleged irregularities relating to transactions with entities heretofore believed to be unrelated to any officers or directors of the Company, for review and appropriate action. The Audit Committee shortly thereafter retained special outside counsel, Cozen & O'Connor of Philadelphia, to investigate. Cozen & O'Connor, which had not previously provided legal representation for the Company, reviewed documents, requested further information from employees of the Company's legal and accounting departments, and conducted interviews with certain employees of the Company. On March 5, 2001 Cozen and O'Connor, the Chairman of the Audit Committee, the Board of Directors observer and a legal consultant retained by the Audit Committee, traveled from Philadelphia to the Company's San Ramon, California headquarters for an unannounced questioning of Vice President and General Counsel David S. Klarman and Chief Executive Officer, Oliver Hilsenrath. As a result of the questioning, David Klarman was asked to resign and submitted his resignation on March 6, 2001.

On March 15, 2001 Cozen & O'Connor delivered a preliminary report to the Audit Committee. Based on that report, the Audit Committee authorized Cozen & O'Connor to engage the services of a leading independent accounting firm to perform forensic investigation services. The accounting firm delivered its report to the Audit Committee on April 28, 2001.

From May 1, 2001 through May 25, the Audit Committee and the Executive Committee of the Board of Directors, which was formed for the purpose of reviewing the materials related to the purported activities of Hilsenrath and Klarman, and which included all members of the board of directors with the exception of Dr. Hilsenrath, reviewed and analyzed the materials developed by the outside consultants and on several occasions questioned Dr. Hilsenrath regarding transactions identified as requiring explanation by the Audit Committee.

On May 25, 2001 The Executive Committee met by teleconference and voted to remove Oliver Hilsenrath as Chairman of the Board of Directors, as Chief Executive Officer, and from all positions with any subsidiary of the company, and to terminate his employment agreement for cause effective at noon Saturday, May 26, 2001 unless he resigned all positions prior to that time. Dr. Hilsenrath failed to deliver written notice of resignation; accordingly his termination became effective at noon on May 26, 2001.

General. We believe that Dr. Hilsenrath and/or Mr. Klarman may be affiliated
-------
with a number of off-shore entities to which we (i) made cash payments; (ii) issued shares of Common Stock and/or (iii) granted options to purchase shares of Common Stock. All of these entities are foreign companies in which information concerning ownership and control of such entities is unavailable. We have no documentation that would provide a bona fide business reason for the Company to have engaged in these transactions, and we have no record of any consideration received by us in connection with such transactions other than the forfeiture of options as part of the cashless exercises of options. During the entire time period that these transactions took place the two senior executive officers of the Company were Dr. Hilsenrath and Mr. Klarman. The aggregate amount of cash payments made by the Company from August 1997 through January 2000 with respect to these unexplained transactions is approximately $446,000. The aggregate number of shares of Common Stock issued (including the exercise of granted options) by the Company from July 1998 through December 1999 in connection with these transactions is approximately 628,977 shares [with an aggregate market value equal to $5,528,610 (each share issuance valued at the closing sale price on the day prior to the date of issuance in fiscal 2000)]. As of June 4, 2001, an aggregate of 311,512 shares of Common Stock are held of record by these entities and no options to purchase shares of Common Stock remain outstanding. The following is a discussion of the transactions engaged in by the Company during the previous two fiscal years with entities that the Executive Committee has concluded, as a result of the special investigation, are likely to be affiliated with Oliver Hilsenrath and/or David Klarman:

Telecom Associates. From August 1997 through January 2000, the Company made
-------------------
monthly payments, via wire transfer, of $12,000 to Telecom Associates [A British Virgin Islands corporation]. The total amount distributed to Telecom Associates was $348,000 ($84,000 in FY 1998; $144,000 in FY 1999; $120,000 in FY 2000). We
believe that Dr. Hilsenrath has a beneficial ownership interest in Telecom Associates. Dr. Hilsenrath never disclosed any affiliation between himself and Telecom Associates to the Company's Board of Directors and continues to deny that any affiliation exists.

Biskara/KS Legal. In July 1999, the Company issued 88,016 shares to Biskara Ltd.
-----------------
[a British Virgin Islands corporation] ("Biskara") pursuant to a "cashless exercise" in full settlement of an option agreement dated July 31, 1996 to purchase 150,000 shares of common stock at $2.00 per share. On October 21, 1997, Biskara changed its name to "KS Legal". The Company further wire transferred $5,000 monthly payments to KS Legal from June 1997 through January 2000. We believe that David Klarman has a beneficial ownership interest in Biskara/KS Legal, which was not disclosed in any reports of beneficial ownership with the Securities and Exchange Commission. David Klarman never disclosed any affiliation between himself and Biskara/KS Legal to the Company's Board of Directors and continues to deny that any affiliation exists.

Silicon Valley Investment Partners, Inc. ("SVIP"). On August 4, 1999, the
--------------------------------------------------
Company issued 43,300 shares to SVIP under the employee private placement of 1999, in contravention of the board of directors' directive limiting sales to employees and management of the Company. We have no record of the Company having received any consideration for such share issuance. The market value of these shares was $343,172 (based upon closing sale price on the day prior to the date of issuance). We believe that either David Klarman or Dr. Hilsenrath has a beneficial ownership interest in SVIP and the shares of the Company owned by SVIP, which was not disclosed in any reports of beneficial ownership with the Securities and Exchange Commission. Dr. Hilsenrath never disclosed any affiliation between himself and SVIP to the Company's Board of Directors and continues to deny that any affiliation exists.

Borazon Ltd. Borazon Ltd. [a British Virgin Islands corporation] also received
------------
shares under the employee private placement of 1999. On August 4, 1999, we issued 43,300 shares to Borazon. We have no record of the Company having received any consideration for such share issuance. The market value of these shares was $345,172 (based upon closing sale price on the day prior to the date of issuance). We believe that either David Klarman or Dr. Oliver Hilsenrath has a beneficial ownership interest in

Borazon which was not disclosed in any reports of beneficial ownership with the Securities and Exchange Commission. David Klarman never disclosed any affiliation between himself and Borazon to the Company's Board of Directors and continues to deny that any affiliation exists.

Craiglands/IDS Telecom Investment Group. On May 1, 1999, the Company granted
---------------------------------------
Craiglands Ltd. [a British Virgin Islands corporation] an option to purchase 150,000 shares at $2.50 per share, purportedly as compensation for fundraising activities during the Company's 1999 private placement (Series B). The fair market value of these options at grant date, $162,000, was recorded as offering costs. On December 31, 1999, the entire 150,000 option grant was exercised in full through a "cashless exercise" transaction, resulting in the issuance by the Company of 130,520 shares to IDS Telecom Investment Group (fka Craiglands). According to the Company's transfer agent's records, these shares remain in the name of IDS Telecom as of the date of this submission.

On May 17, 1999, the Company issued 149,425 shares to Craiglands purportedly as compensation for fundraising activities during the Company's 1999 private placement (Series B). The fair market value of these shares at grant date, $244,000, was recorded as offering costs.

We believe that Dr. Hilsenrath and David Klarman are affiliated with Craiglands/IDS Telecom and that Craiglands/IDS Telecom's transactions in the Company's stock were not disclosed in any reports of beneficial ownership with the Securities and Exchange Commission. Neither Dr. Hilsenrath nor David Klarman ever disclosed any affiliation between himself and Craiglands and/or IDS Telecom Investment Group to the Company's Board of Directors and both continue to deny that any affiliation exists.

Eldoret/MSD Investment Advisors, Inc. On July 1, 1998, the Company granted
-------------------------------------
Eldoret [a British Virgin Islands Corporation] an option to purchase 150,000 shares at $2.00 per share, purportedly as compensation for fundraising activities during the Company's 1998 private placement. The fair market value of these options at grant date, $230,966, was recorded as offering costs related to the Company's 1998 private placement. On December 31, 1999, the entire 150,000 option grant was exercised in full through a "cashless exercise" transaction, resulting in the issuance by the Company of 134,416 shares to MSD Investment Advisors, which was formerly named Eldoret. According to the records of the Company's transfer agent, these shares remain in the name of MSD Investment Advisors as of the date of this submission.

We believe that Dr. Hilsenrath and David Klarman are affiliated with Eldoret/MSD Investment Advisors and that Eldoret/MSD Investment Advisors' transactions in the Company's stock were not disclosed in any reports of beneficial ownership with the Securities and Exchange Commission. Neither Dr. Hilsenrath nor David Klarman ever disclosed any affiliation between himself and Eldoret and/or MSD Investment Advisors, Inc. to the Company's Board of Directors and both continue to deny that any affiliation exists.

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

1999 Private Placement

In April 1999, the Company commenced a private placement offering of securities, in which we sold 60,000 shares of our Series B Preferred Stock, of which 30,000 shares were sold to Interactive Flight Technologies, Inc., a company in which Irwin Gross, is the Chief Executive Officer and Chairman of the Board. The holders of the 60,000 shares of the Series B Preferred Stock have the right to elect one member to our board of directors. The Series B Preferred Stockholders elected Irwin Gross as their appointee.

In addition, the Company sold an aggregate of 318,400 shares of Common Stock at $1.00 per share to our officers, directors, employees and two consultants, which is equal to the conversion price of the shares of Series B Preferred Stock. In addition, a total of 86,600 shares of common stock were sold to Borazon Ltd, and Silicon Valley Investment Partners, Inc. as part of this private placement. The issuance of shares to Borazon and Silicon Valley Investment Partners was subsequently deemed to be an unauthorized issuance as noted above.

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

                                    PART IV

ITEM 13.

All exhibits to this Form 10-KSB/A, except those designated with an asterisk (*) which were filed with the original filing of this Form 10-KSB on June 29, 2000, have previously been filed with the Commission, as referenced, and pursuant to 17 C.F.R. Section 230.411 are incorporated by reference herein.


      3.2.1     Amended and Restated Certificate of Incorporation of we
                (incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 (the "1999 Form 10-
                KSB"))
      3.2.2     Certificate of Amendment of the Certificate of Incorporation of
                we (incorporated by reference from the 1999 Form 10-KSB)
      3.2.3     Certificate of Amendment of the Certificate of Incorporation of
                we (incorporated by reference from the 1999 Form 10-KSB)
     *3.2.4     Certificate of Designation of the Series C Preferred Stock which we filed on May 17, 2000.
        3.4     By-Laws of we (incorporated by reference from our Registration
                Statement on Form SB-2 dated March 28, 1994 under File No. 33-
                68306-NY (the "1994 Form SB-2"))
      3.4.1     Amendment to the By-Laws dated November 25, 1997 (incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 (the "1998 Form 10-KSB"))
        3.5     Form of Common Stock Certificate (incorporated by reference from the 1994 Form SB-2).
     *3.6.2     Form of Series C Preferred Stock Certificate.
      10.74     Form of Employment Agreement with Dr. Oliver Hilsenrath
                (incorporated by reference from our Report on Form 8-K dated
                July 11, 1996).
      10.77     Amended Employment Agreement with Dr. Oliver Hilsenrath 1997
                (incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 (the "1997 Form 10-
                KSB"))
     *10.89     Employment Agreement with Jan Klein dated January 1, 2000.
     *10.90     Master License Agreement with American Tower Corporation dated
                May 31, 2000.
     *10.91     Services Agreement with American Tower Corporation dated May 31,
                2000.
       16.1     Letter on Change in Certifying Accountant (incorporated by reference from the Form 8-K dated March 15, 2000)
     *27.01     Financial Data Schedule

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, we has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 27/th/ day of June 2000.


                               U.S. WIRELESS CORPORATION


                           By: /s/ Dennis Francis
                               -------------------------
                               Dennis Francis
                               Chief Executive Officer

                        U.S. Wireless Corporation and
                                           Subsidiary



                        Consolidated Financial Statements
               For the Years Ended March 31, 2000 and 1999

                                        U.S. Wireless Corporation and Subsiduary



                                                               Table of Contents


Reports of Independent Auditors                                     F-2 to F-3

Consolidated Financial Statements
     Consolidated Balance Sheets                                    F-4 to F-5
     Consolidated Statements of Operations                                 F-6
     Consolidated Statements of Stockholders' Equity                F-7 to F-8
     Consolidated Statements of Cash Flows                         F-9 to F-11
     Notes to Consolidated Financial Statements                   F-12 to F-30

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Wireless Corporation and Subsidiary at March 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As disclosed in Note 12, the financial statements have been restated to give effect to unauthorized stock issuances and other adjustments.




                                                 BDO SEIDMAN, LLP


San Francisco, California
May 15, 2000, except for Note 11 which is dated.
June 21, 2000 and Note 12 which is dated June 27, 2001.

Report Of Independent Auditors


To the Board of Directors and Stockholders
U.S. Wireless Corporation


We have audited the accompanying consolidated balance sheet of U.S. Wireless Corporation (the Company") as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year the ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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




                                                    HASKELL & WHITE LLP


Irvine, California
May 13, 1999, except for Note 12 which is dated July 10, 2001

                                        U.S. Wireless Corporation and Subsidiary



                                                     Consolidated Balance Sheets


March 31,                                                         2000            1999
-------------------------------------------------------------------------------------------
                                                            (As restated)
                                                                (Note 12)
-------------------------------------------------------------------------------------------
Assets

Current Assets

    Cash and cash equivalents                                $ 5,311,209      $ 5,788,288

    Stock subscription (Note 6)                                        -        2,300,000

    Costs and earnings in excess of billings (Note 4)            110,746                -

    Other current assets                                           9,969            2,323
-------------------------------------------------------------------------------------------

Total Current Assets                                           5,431,924        8,090,611
-------------------------------------------------------------------------------------------

Equipment, Improvements And Fixtures                           1,299,193          817,822

Less Accumulated Depreciation                                   (978,210)        (436,205)
-------------------------------------------------------------------------------------------

Equipment, Improvements And Fixtures, net (Note 8)               320,983          381,617
-------------------------------------------------------------------------------------------
                                                                   8,265                -
Investment In And Advances To Mantra (Note 1)

Investment In Joint Venture (Note 3)                                   -           58,630

Other assets                                                     143,035           25,035
-------------------------------------------------------------------------------------------

Total Assets                                                 $ 5,904,207      $ 8,555,893
===========================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Wireless Corporation and Subsidiary


                                                     Consolidated Balance Sheets


March 31,                                                                                 2000                  1999
------------------------------------------------------------------------------------------------------------------------
                                                                                  (As restated)
                                                                                      (Note 12)
------------------------------------------------------------------------------------------------------------------------
Liabilities And Stockholders' Equity

Current Liabilities
    Accounts payable and accrued expenses                                         $    507,534          $     335,543
    Accrued payroll taxes (Note 12)                                                    530,000                      -
    Dividend payable (Note 6)                                                           50,055                      -
    Accrued vacation                                                                    77,089                      -
    Capital lease obligations, current portion (Note 8)                                 11,059                 34,486
------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                            1,175,737                370,029

Capital Lease Obligations, Less Current Portion (Note 8)                                33,156                  4,632
------------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                    1,208,893                374,661
------------------------------------------------------------------------------------------------------------------------

Minority Interest In Subsidiary (Note 2)                                                     -                 76,434
------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies and Subsequent Events
(Notes 8 and 11)

Stockholders' equity (Notes 1, 2, 3, 6, 7, 11 and 12)
    Series A preferred stock, convertible, 6% cumulative, $.01 par value
       (liquidation preference of $400,000 and $1,400,000)                                 200                    700
    Series B preferred stock, convertible, $.01 par value (liquidation
       preference of $3,840,000 and $5,000,000)                                            384                    500
    Common stock, $.01 par value, 40,000,000 shares authorized,
       17,100,658 and 13,556,188 shares issued and outstanding, 1,523,941
       and 1,973,699 of which are subject to vesting                                   171,007                135,563
    Additional paid-in capital                                                      46,446,973             32,504,598
    Unearned compensation                                                                    -               (244,958)
    Common stock subscribed                                                             64,476                      -
    Accumulated deficit                                                            (41,987,726)           (24,291,605)
------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                           4,695,314              8,104,798
------------------------------------------------------------------------------------------------------------------------

Total Liabilities And Stockholders' Equity                                        $  5,904,207          $   8,555,893
========================================================================================================================

         See accompanying notes to consolidated financial statements.

                                        U.S. Wireless Corporation and Subsidiary

                                            Consolidated Statement of Operations

Years Ended March 31,                                                                     2000                  1999
----------------------------------------------------------------------------------------------------------------------
                                                                                  (As restated)
                                                                                      (Note 12)
----------------------------------------------------------------------------------------------------------------------
Net Revenues (Note 4)                                                      $           249,178       $        40,000
----------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
    Cost of revenues (Note 4)                                                          265,445                     -
    Research and development (Notes 2 and 3)                                         3,497,435             4,866,292
    Operating expenses (Notes 2, 7, 8 and 12)                                        5,174,145             2,491,560
----------------------------------------------------------------------------------------------------------------------
Total Costs and Expenses                                                             8,937,025             7,357,852
----------------------------------------------------------------------------------------------------------------------
Loss Before Other Income and Minority Interest                                      (8,687,847)           (7,317,852)

Other Income (Expense):
    Loss from unauthorized stock issuances (Note 12)                                (5,331,114)                    -
    Interest income                                                                    495,638               310,074
    Equity in loss of joint venture (Note 3)                                          (390,208)             (341,370)
    Equity in loss of Mantra (Note 1)                                                 (127,235)                    -
----------------------------------------------------------------------------------------------------------------------
Loss Before Minority Interest                                                      (14,040,766)           (7,349,148)

Minority Interest In Net Loss (Note 2)                                                       -               118,871
----------------------------------------------------------------------------------------------------------------------
                                                                                   (14,040,766)
Net Loss                                                                                                  (7,230,277)

Series A Cumulative Preferred Dividends (Note 6)                                      (131,848)                    -

Deemed Dividend for Series B Preferred Stock (Note 6)                               (3,560,000)                    -
----------------------------------------------------------------------------------------------------------------------
Net Loss Attributable to Common Shares                                     $       (17,732,614)      $    (7,230,277)
======================================================================================================================


Basic And Diluted Loss Per Common Share (Note 1):
    Net loss per common share                                              $             (1.42)                (0.83)
    Weighted average number of common shares outstanding                            12,445,253             8,762,442
======================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Wireless Corporation and Subsidiary


                                 Consolidated Statements of Stockholders' Equity
                                  (As restated) (Notes 1, 2, 3, 6, 7, 11 and 12)

                                                            Series A Preferred     Series B Preferred          Common Stock
                                                                  Stock                   Stock
                                                          ------------------------------------------------------------------------
                                                            Shares      Amount     Shares     Amount       Shares       Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1998                                            -   $      -         -    $       -  11,823,444   $  118,234
Conversion of debentures to common stock                            -          -         -            -     961,538        9,615
Amortization of unearned compensation                               -          -         -            -           -            -
Issuance of common stock options for compensation                   -          -         -            -           -            -
Issuance of stock in connection with private placements,
 net of offering costs                                         70,000        700    50,000          500     668,206        6,684
Exercise of common stock options                                    -          -         -            -     103,000        1,030
Acquisition of minority interest                                    -          -         -            -           -            -
Net loss                                                            -          -         -            -           -            -
-----------------------------------------------------------------------------------------------------------------------------------

Balances, March 31, 1999                                       70,000        700    50,000          500  13,556,188      135,563
Amortization of unearned compensation                               -          -         -            -           -            -
Common stock subscription                                           -          -         -            -           -            -
Issuance of stock in connection with private placement,
 including compensation expense of $295,100                         -          -     10,000          100    278,400        2,784
Conversion of preferred stock                                 (50,000)      (500)  (21,600)        (216)  2,498,982       24,990
Retirement of non-vested, forfeited shares
 related to minority interest acquisition                           -          -         -            -    (413,103)      (4,131)
Exercise of common stock options                                    -          -         -            -     366,960        3,669
Other common stock sales, including compensation
 expense of $41,791                                                 -          -         -            -     169,254        1,692
Compensation related to stock option grants to
 employees and consultants                                          -          -         -            -      15,000          150
Vesting of shares related to minority interest
 acquisition                                                        -          -         -            -           -            -
Increase in investment in joint venture                             -          -         -            -           -            -
Unauthorized stock issuances (Note 12)                              -          -         -            -     628,977        6,290
Deemed dividend for Series B Preferred Stock                        -          -         -            -           -            -
Series A Preferred dividends                                        -          -         -            -           -            -
Net loss                                                            -          -         -            -           -            -
-----------------------------------------------------------------------------------------------------------------------------------

Balances, March 31, 2000                                       20,000   $    200    38,400    $     384  17,100,658   $  171,007
===================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Wireless Corporation and Subsidiary


                                 Consolidated Statements of Stockholders' Equity
                                     (As restated) (Notes 2, 3, 6, 7, 11 and 12)

                                                        Additional       Unearned    Common Stock    Accumulated
                                                      Paid-in Capital  Compensation   Subscribed       Deficit          Total
---------------------------------------------------------------------  ---------------------------------------------------------
Balances, March 31, 1998                               $  19,912,890   $  (761,438)    $       -    $ (17,061,328)  $  2,208,358
Conversion of debentures to common stock                   2,490,385             -             -                -      2,500,000
Amortization of unearned compensation                              -       516,480             -                -        516,480
Issuance of common stock options for compensation            703,859             -             -                -        703,859
Issuance of stock in connection with private
 placements, net of offering costs                         7,013,842             -             -                -      7,021,726
Exercise of common stock options                             206,470             -             -                -        207,500
Acquisition of minority interest                           2,177,152             -             -                -      2,177,152
Net loss                                                           -             -             -       (7,230,277)    (7,230,277)
--------------------------------------------------------------------   ---------------------------------------------------------
Balances, March 31, 1999                                  32,504,598      (244,958)            -      (24,291,605)     8,104,798
Amortization of unearned compensation                              -       244,958             -                -        244,958
Common stock subscription                                          -             -        64,476                -         64,476
Issuance of stock in connection with private
 placement, including compensation expense of
 $295,100                                                  1,568,826             -             -                -      1,571,710
Conversion of preferred stock                                (24,274)            -             -                -              -
Retirement of non-vested, forfeited shares related to
 minority interest acquisition                                     -             -             -                -         (4,131)
Exercise of common stock options                             847,280             -             -                -        850,949
Other common stock sales, including compensation
 expense of $41,791                                          640,100             -             -                -        641,792
Compensation related to stock option grants to
 employees and consultants                                 1,356,636             -             -                -      1,356,786
Vesting of shares related to minority interest
 acquisition                                                  71,585             -             -                -         71,585
Increase in investment in joint venture                      331,578             -             -                -        331,578
Unauthorized stock issuances (Note 12)                     5,590,644             -             -                -      5,596,934
Deemed dividend for Series B Preferred Stock               3,560,000             -             -       (3,560,000)             -
Series A Preferred dividends                                       -             -             -          (95,355)       (95,355)
Net loss                                                           -             -             -      (14,040,766)   (14,040,766)
--------------------------------------------------------------------   ---------------------------------------------------------

Balances, March 31, 2000                               $  46,446,973   $         -     $  64,476    $ (41,987,726)  $  4,695,314
====================================================================   =========================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Wireless Corporation and Subsidiary


                                           Consolidated Statements of Cash Flows


Years ended March 31,                                                                         2000                1999
---------------------------------------------------------------------------------------------------------------------------
                                                                                          (As restated)
                                                                                            (Note 12)
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities

Net loss                                                                                $  (14,040,766)       $ (7,230,277)
Adjustments to reconcile net loss to net cash used for operating activities:
    Loss from unauthorized stock issuances                                                   5,331,114                   -
    Equity in loss of joint venture                                                            390,208             341,370
    Equity in loss of Mantra                                                                   127,235                   -
    Purchased research and development and compensation expense related to
      minority interest acquisition                                                             67,454           2,177,152
    Minority interest in losses of subsidiary                                                        -            (118,871)
    Amortization of unearned compensation                                                      244,958             516,480
    Compensation expense related to stock awards and option grants                           1,827,577              48,234
    Depreciation expense                                                                       542,000             260,000
Increase (decrease) in assets & liabilities:
    Cost and earnings in excess of billings                                                   (110,746)                  -
    Other current assets                                                                        (7,646)             (2,323)
    Other assets                                                                              (118,000)                  -
    Accrued payroll taxes                                                                      530,000                   -
    Accounts payable and accrued expenses                                                      249,082              82,835
--------------------------------------------------------------------------------------------------------------------------

Net Cash Used For Operating Activities                                                      (4,967,530)         (3,925,400)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities

Purchases of equipment, improvements and fixtures                                             (437,154)           (241,721)
Advances to Mantra                                                                             (69,114)                  -
Investment in joint venture                                                                          -            (400,000)
Other                                                                                         (142,818)                  -
--------------------------------------------------------------------------------------------------------------------------

Net Cash Used For Investing Activities                                                  $     (649,086)       $   (641,721)
--------------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                                        U.S. Wireless Corporation and Subsidiary


                                           Consolidated Statements of Cash Flows

Years ended March 31,                                                                             2000                 1999
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities

Proceeds from issuance of debentures                                                $                -     $      2,500,000
Proceeds from issuance of Series A preferred stock                                                   -            1,400,000
Proceeds from issuance of Series B preferred stock, net of offering costs                    1,000,000            2,700,000
Proceeds from issuance of common stock, net of offering costs                                1,005,001            1,484,851
Proceeds from common stock subscribed                                                           64,476                    -
Proceeds from exercise of common stock options                                                 854,479                    -
Collection of stock subscription                                                             2,300,000                    -
Preferred dividends paid                                                                       (45,300)                   -
Principal repayments on obligations under capital leases                                       (39,119)             (15,192)
------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                                    5,139,537            8,069,659
------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) In Cash and Cash Equivalents                                          (477,079)           3,502,538

Cash And Cash Equivalents, beginning of year                                                 5,788,288            2,285,750
------------------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents, end of year                                              $        5,311,209     $      5,788,288
==============================================================================================================================

Supplemental Data
 Income taxes paid                                                                  $           12,160     $              -
==============================================================================================================================

Schedule of non-cash         During the year ended March 31, 2000, 50,000
investing and financing      shares of Series A Preferred Stock were converted
activities:                  into 338,982 shares of common stock and 21,600
                             shares of Series B Preferred Stock were converted into 2,160,000 shares of common stock.

                             In addition, 352,952 shares of common stock were issued upon the cashless exercise of stock options; however, these issuances were later determined to be unauthorized stock issuances as described in
                             Note 12.

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

                               Research and development costs

                               Research and development costs that do not have alternative future uses are expensed as incurred, in accordance with SFAS No. 2, "Accounting for Research and Development Costs".

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

                                                                                          Number of Shares Convertible
                                                                                         ---------------------------------
                                                                                              2000                    1999
                               -------------------------------------------------------------------------------------------
                               Options                                                   6,279,871               4,950,500*
                               Preferred A Stock                                           135,593                 474,576
                               Preferred B Stock                                         3,840,000               5,000,000
                               Contingent Shares Subject to Vesting                      1,523,941               1,973,053
                               -------------------------------------------------------------------------------------------
                                                                                        11,779,405              12,398,129
                               ===========================================================================================

                               * - Included are 300,000 options exercised in fiscal year 2000 which have been determined to be unauthorized share issuances as described in Note 12.

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

                               Use of estimates

                               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates. Significant estimates made by the Company include estimated costs to complete under the percentage-of-completion method.

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

                               In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB No. 101 must be applied to the financial statements no later than the quarter ending March 31, 2001. The Company does not believe that the adoption of SAB No. 101 will have a material affect on the Company's financial results.

                               In March 2000, the Financial Accounting Standards Board Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock

                               Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the Company's financial position or results of operations.

                               Reclassifications

                               Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2. Acquisition of              In January 1998, the Company submitted Exchange
   Minority Interest           Offer Agreements (the "Exchange Offer") to
                               stockholders representing the 49% minority interest in Labyrinth. Pursuant to the terms of the Exchange Offer, the Company exchanged
                               4,498,200 shares of its common stock for 490,000 shares of common stock of Labyrinth. The Exchange
                               Offer provides that the shares of the Company's common stock will vest subject to the following vesting schedule:

                               (i)   20% of shares vest one year from issuance.

                               (ii) 40% of shares shall vest upon successful completion and operation of the Company's primary product in a major market.

                               (iii) 40% of the shares shall vest when the
                                     Company achieves cumulative sales of $15 million.

                               As of March 31, 2000 and 1999, an aggregate of 2,561,156 shares and 2,561,156 shares, respectively, of the Company's common stock have vested, as defined by the Exchange Offer.

                               In addition, certain Labyrinth employees, primarily engaged in research and development activities, were previously issued stock in Labyrinth in accordance with their employment agreements subject to a restricted share agreement. Such awards were subject to a three-year vesting schedule with one-third vesting each year. Consequently, these employees were subject to vesting both under the terms of their restricted share agreements as well as the Exchange Offer.

                               In accordance with the provisions of APB Opinion No. 16 and the related interpretations, vesting of the first 20% of the shares has been accounted for using the purchase method of accounting. At the time of the Exchange Offer Agreements, Labyrinth was engaged in ongoing research and development activities related to the hardware and software for the

                               RadioCamera and accordingly, this initial vesting of shares was characterized by the Company as purchase consideration for in-process research and development.

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

                               During fiscal 2000 the Company recorded in-process research and development of $30,294 and compensation expense of $41,291 related to the vesting of 36,353 shares to an employee-shareholder. During fiscal 1999, the Company recorded compensation expense of $1,283,594 and in-process research and development of $893,558 related to the vesting of 1,741,721 shares to both employee-shareholders and investors as a result of achievement of the second milestone. During the year ended March 31, 2000, two of the employee shareholders left the Company, forfeiting an aggregate of 413,103 shares (Note
                               8). As of March 31, 2000, there are 1,523,941
                               shares (866,959 held by employees) remaining to vest upon achievement of the third and final milestone.


3. Investment in Joint         In connection with the formation of WTI, pursuant
   Venture                     to the terms and conditions of the Joint Venture
                               Agreement (as amended), in fiscal year 1999, the Company sold 20,000 shares of Series A Preferred
                               Stock to Anam for $400,000 (see Note 6). The cash proceeds from this sale were then contributed by the Company to WTI, while Anam contributed cash of $800,000. Accordingly, the Company had a 33%
                               ownership interest in WTI, and Anam had a 67% ownership interest at March 31, 1999.

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

                               The Company has a Joint Development Agreement with WTI. Under the terms of the contract, WTI will reimburse the Company for ongoing research and development expenses associated with the development of the CDMA interface for the RadioCamera and provide technical support. In addition, pursuant to the Joint Development Agreement, WTI agreed to reimburse the Company for $650,000 of research and development expenses incurred prior to formation of the joint venture, subject to defined financing and performance objectives. No reimbursements have been received to date. The Company has not recorded an accounts receivable for this reimbursement because management believes that while these funds are due and payable to the Company, collection is uncertain. The Company retains sole ownership of the developed technology. WTI, in return, receives the right to manufacture and market the CDMA version of the RadioCamera throughout Korea, Asia and Australia. WTI will be required to pay the Company a royalty for each product sold, exclusive of product sales to the Company, based upon commercially acceptable terms that have yet to be determined. The Company will be required to pay WTI a similar royalty for each product sold by the Company which has not been manufactured by WTI. The Company also agrees to use WTI as its preferred supplier of the CDMA version of the RadioCamera subject to WTI being able to provide the product on competitive terms.

                               During fiscal years 2000 and 1999, the Company received $534,000 and $482,000, respectively, for reimbursements for ongoing research and development expenses of the product incurred by the Company unrelated to the reimbursable amount noted above. These reimbursements have been recorded as a reduction of research and development expense.


4. Costs and Earnings          This account represents costs and earnings in
   in Excess of Billings       excess of billings on a contract with a state
                               government agency to provide traffic flow information. The total contract amount is $461,000 and completion is expected during the fiscal year ended March 31, 2001. The contract price is paid on a quarterly basis, with the final 10% due upon completion of the project. The revenues under this contract represented principally all of the revenues earned in fiscal year 2000.


5. Income Taxes                The major components of the deferred tax assets
                               and liabilities are as follows:

                               March 31,                                                              2000             1999
                               --------------------------------------------------------------------------------------------
                               Deferred tax assets:
                                 Net operating loss carryforwards                        $       7,171,000  $     3,385,799
                                 Deferred research and development expenses                      1,726,000                -
                                 Research and development tax credit carryforwards                 966,000                -

                              Stock-based compensation                                              660,000          552,646
                              Other                                                                 645,000           58,765
                            ------------------------------------------------------------------------------------------------
                            Gross deferred tax assets                                            11,168,000        3,997,210

                            Deferred tax liabilities:
                              State income taxes                                                   (628,000)        (430,869)
                            ------------------------------------------------------------------------------------------------
                            Net deferred tax assets before valuation allowance                   10,540,000        3,566,341
                            Valuation allowance                                                 (10,540,000)      (3,566,341)
                            ------------------------------------------------------------------------------------------------
                            Net deferred tax assets                                      $                -    $           -
                            ================================================================================================

                            At March 31, 2000 and 1999, the Company established a 100% valuation allowance for the net deferred tax assets because management could not determine that it was more likely than not that the deferred tax assets could be realized. The change in valuation allowance totaled $6,973,659 and $1,760,824 for fiscal 2000 and 1999, respectively. Approximately $880,000 of the valuation allowance relates to deferred tax assets for which subsequently recognized tax benefits will be allocated directly to additional paid in capital as they relate to stock option transactions.

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

                            A reconciliation of income taxes computed at the federal statutory tax rate to income tax expense at the effective income tax rate is as follows:

                            Years Ended March 31,                                                      2000        1999
                            ---------------------------------------------------------------------------------------------
                            Federal statutory income tax (benefit) rate                             (34.0)%     (34.0)%
                            Increases (decreases) resulting from:
                            State tax benefit, net of federal liability                              (6.7)%      (3.0)%
                            Permanent differences                                                       - %      11.0 %
                            Research and development tax credit carryforwards                        (3.7)%         - %
                            Net change in valuation allowance                                        43.4 %      26.0 %
                            Other                                                                     1.0 %         - %
                            -------------------------------------------------------------------------------------------
                            Effective income tax (benefit) rate                                        (-)%        (-)%
                            ===========================================================================================

6. Stockholders'              Series A Preferred Stock and Common Stock Private
   Equity                     Placement

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

                              In connection with the offering, the Company paid $150,000 in commissions plus warrants to purchase 110,000 shares of common stock at $4.00 per share, and 110,000 shares of common stock at $5.00 per share, exercisable for three and five years, respectively. Additionally, the Company issued options to purchase 150,000 shares of the Company's common stock at $2.00 per share, exercisable for five years commencing one year from issuance. The estimated fair value of these warrants and options was determined in accordance with SFAS No. 123, and aggregated $651,558. Total cash and non-cash offering costs of $801,558 had been netted against gross proceeds received in the private placement. The options granted in conjunction with the offering to purchase 150,000 shares of common stock were later determined to have been an unauthorized stock issuance as described in Note 12.

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

                              During fiscal year 2000, 50,000 shares of Series A were converted into 338,982 shares of the Company's common stock. At March 31, 2000 and 1999, the Company had 20,000 and 70,000 shares, respectively, of Series Astock issued and outstanding. Total authorized preferred stock is 1,000,000 shares with 300,000 shares being designated as Series A and 60,000 shares being designated as Series B.

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

                              During fiscal year 2000 the Company consummated the sale of an additional 10,000 shares of Series B to private investors as well as 318,400 shares of common stock to employees, officers and directors, and consultants. Included in this amount are 40,000 shares which have been recharacterized as unauthorized stock issuances, as described in Note 12. In addition, 86,600 shares of common stock were sold to two entities that were included in the Company's investigation as described in Note 12. Accordingly, the issuance of these shares has also been reclassified as unauthorized stock issuances in these financial statements. In connection with the sale of the common stock, the Company recorded compensation expense for the difference between the offering price of $1.00 per share, and the trading price of the Company's stock on the date of sale, totaling $295,100.

                              In fiscal 2000 the Company issued options to purchase 200,000 shares of the Company's common stock to consultants for their services in connection with the Series B offering. These options expire in 2002 and 2004, have an exercise price of $2.50 per share and are exercisable one year from issuance. The fair value of these options totaling approximately $335,000 had been treated as offering costs. Of these options, 150,000 were later determined to have been an unauthorized stock issuance as described in Note 12.

                              In addition, the Company awarded 149,425 shares to a private placement agent in connection with the Series B placement. The total value of these shares (based upon the trading price at the date of award) was $243,563 and had been treated as offering costs. This share issuance was later determined to have been an unauthorized stock issuance as described in Note 12.

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

7.   Stock Options            The Company issues non-qualified common stock
     and                      options to its employees, officers and
     Stock Awards             directors, and to various consultants performing
                              services for the Company. Options granted to employees generally vest over three or four years, expire five years from the date of grant or six months following termination of employment, and have exercise prices ranging from $2 to $32.00 per share. Options granted to consultants generally vest immediately upon performance of the services required, or upon completion of a funding transaction (where the options are issued to placement agents), or over three years. The options expire three-to-five years from the date of grant. Current outstanding options granted to consultants have exercise prices ranging from $2 to $8 per share.

                              The following table summarizes transactions pursuant to the Company's non-qualified stock option agreements:

                                                                                         Weighted
                                                                                 Average Exercise
                                                                                  Price Per Share             Outstanding
                            ----------------------------------------------------------------------------------------------
                            March 31, 1998                                             $     2.30              4,754,000
                                Granted                                                      2.86                852,500
                                Exercised                                                    2.01               (103,000)
                                Cancelled                                                    3.39               (553,000)
                            ----------------------------------------------------------------------------------------------
                            March 31, 1999                                                   2.28              4,950,500
                                Granted                                                     15.55              2,671,500

                                Exercised                                                    2.29               (719,912)
                                Cancelled                                                    2.66               (622,217)
                            ----------------------------------------------------------------------------------------------
                            March 31, 2000                                             $     7.89              6,279,871
                            ==============================================================================================

                                                                                 Weighted Average
                                                                               Exercise Price Per
                                                                                            Share            Outstanding
                            ----------------------------------------------------------------------------------------------
                            Options Exercisable at:
                                March 31, 1999                                         $     2.24              3,758,317
                                March 31, 2000                                         $     2.37              4,267,705
                            ==============================================================================================

                            The preceding summary of options outstanding includes options to purchase 450,000 shares of common stock that were later determined to be unauthorized common share issuances as described in
                            Note 12. Options to purchase 150,000 shares of common stock were issued in each of the fiscal years 1997, 1999 and 2000. All of these options were exercised in fiscal year 2000, resulting in the unauthorized issuance of 352,952 shares of common stock as described in Note 12.

                            The Company issued 1,982,500 and 379,500 stock options to employees and officers and directors during the years ended March 31, 2000 and 1999, respectively. The Company applies APB Opinion No. 25, "Accounting for Stock issued to Employees," and related Interpretations in accounting for stock options granted to employees and officers and directors. Under APB 25, the difference between the exercise price and the market value of the underlying stock on the date of grant is recorded as compensation and expensed over the related vesting period. Total compensation expense for employee stock options for fiscal years 2000 and 1999 was $701,978 and $4,067, respectively. In 1997, the
                            Company recorded unearned compensation for the options granted that year and amortized the expense over the vesting period. As of March 31, 2000, the options granted to employees were fully amortized. The amortization of unearned compensation for fiscal years 2000 and 1999 was $244,958 and $516,480 respectively.

                            The following table summarizes information about the Company's stock options outstanding and exercisable at March 31, 2000:

                                                                 Outstanding                           Exercisable
                                                ---------------------------------------------  ---------------------------
                                                                                  Weighted                     Weighted
                                                                                   Average                      Average
                                 Range Of        Outstanding At    Contractual    Exercise    Exercisable At   Exercise
                              Exercise Prices    March 31, 2000  Period In Years    Price     March 31, 2000     Price
                            ----------------------------------------------------------------------------------------------
                            $    2.00 -  3.00       4,204,955           5          $  2.12       3,690,288       $ 2.08
                                 3.00 -  10.00        748,166           5             4.51         577,417         4.36
                                10.00 -  25.00        164,250           5            15.58               0            0
                                25.00 -  32.00      1,162,500           5            29.94               0            0
                            ==============================================================================================

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

                            The Company issued 689,000 and 103,000 options to consultants and recorded $593,863 and $48,234 in related compensation expense for fiscal years 2000 and 1999, respectively. Included in the 689,000 options issued in fiscal 2000 are 150,000 options which have been re-characterized as unauthorized share issuances as described in Note 12.

                            If the Company had accounted for all options under the fair value provisions of SFAS 123, the Company's net loss would have increased to the proforma amounts indicated below:

                            Year Ended May 31,                                                2000                1999
                            ---------------------------------------------------------------------------------------------

                            Net Loss Attributable to Common Shares
                              As reported                                          $   (17,732,614)     $   (7,230,277)
                              Proforma                                                 (19,050,793)         (9,513,947)
                              Per share as reported                                          (1.42)              (0.83)
                              Per share pro forma                                            (1.53)              (1.08)
                            =============================================================================================

8.   Commitments            Operating leases
     and
     Contingencies          The Company leases office facilities in California
                            and Virginia under non-cancelable operating leases.
                            Minimum monthly rental payments are $23,879 and $19,710, and the leases expire in December 2003 and March 2002, respectively. The Virginia lease contains a one-year renewal provision and provides for a security deposit in the form of a $100,000 letter of credit, which was delivered to the landlord subsequent to March 31, 2000. Both leases also contain base rent escalation provisions. The
                            Company also leases 13 rooftop-testing facilities under one-year terms with monthly payments starting at $400. Subsequent to March 31, 2000, the Company entered into an additional nine rooftop-testing leases, with similar terms.


                            At March 31, 2000, aggregate future minimum lease payments due under non-cancelable operating leases with terms greater than one year, are as follows:

                            Year ending March 31,                                                                Amount
                            ---------------------------------------------------------------------------------------------
                            2001                                                            $                   520,000
                            2002                                                                                517,500
                            2003                                                                                239,900
                            ---------------------------------------------------------------------------------------------
                            Total minimum lease payments                                    $                 1,277,400
                            =============================================================================================

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

                            Capital leases

                            The Company leases equipment under non-cancelable capital leases. The minimum monthly rental payment on capital leases is $1,464, and the related leases expire in March 2003. At March 31, 2000, aggregate future minimum lease payments due under capital leases are as follows:

                            Year ending March 31,                                                              Amount
                            ---------------------------------------------------------------------------------------------
                            2001                                                                        $      17,600
                            2002                                                                               17,600
                            2003                                                                               17,600
                            ---------------------------------------------------------------------------------------------
                                                                                                               52,800
                            Less amounts representing interest                                                 (8,585)
                            ---------------------------------------------------------------------------------------------
                            Total future minimum lease payments, net                                           44,215
                            Less current portion due within one year                                          (11,059)
                            ---------------------------------------------------------------------------------------------
                            Long-term portion of obligation under capital leases                        $      33,156
                            =============================================================================================

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

                         As described in Note 12, this individual was terminated as a result of the Company's investigation.

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

                         As described in Note 12, the Company's former General Counsel resigned from the Company as a result of the Company's investigation.

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

9.   Concentration       As of March 31, 2000 and 1999, the Company had amounts
     Of Credit Risk      on deposit that exceeded federally insured limits by
                         $5,311,209 and $5,114,463, respectively. Furthermore,
                         87% of the cash on hand is located in one cash account.

10.  Related Party       One Board member is the  managing  director of Ocean
     Transactions        Castle Investors, LLC a consultancy firm which the
                         Company has used for investor relations services. As payment for those services the Company issued 50,000 options to Ocean Castle Investors during fiscal 2000.
                         These options have an exercise price of $2.00 per share and expire during 2002. The fair value of these options totaling $41,207 has been included in operating expenses.

                         This Board member is also the Chief Executive Officer and Chairman of the Board of Global Technologies, Inc. which purchased 30,000 shares of the Series B Preferred Stock during fiscal year 1999, which was subsequently converted to 3,000,000 shares of common stock during fiscal year 2000.

                         As described in Note 12, the Company determined that various transactions had occurred involving entities which are believed to have been related to the Company's former Chief Executive Officer and former General Counsel.

11.  Subsequent          In May 2000, the Company authorized 150,000 shares of
Events                   Series C Preferred Stock with a $.01 par value. This
                         issue has a stated liquidation preference of $200 per share plus unpaid and accrued dividends, and is senior to all common stock. It is redeemable by the Company at a redemption price of $200 plus unpaid and accrued dividends at any time upon the earlier of June 1, 2004 or the date after the closing price for the Company's
                         Common Stock has been at least $45 for a consecutive thirty-day period. Dividends are cumulative and payable semi-annually beginning June 1, 2000 at an annual rate of 6.5% per share. Each share of Series C Preferred
                         Stock will convert into the number of shares of common stock equal to the liquidation value of $200 divided by the initial conversion price of $19.03 at any time at the holder's option. The Series C Preferred
                         Shareholders have the right to vote on all matters voted on by the stockholders except the election the Board of Directors. However, they are allowed to elect one member of the Board of Directors until at least 50% of the shares of Series C Preferred Stock have been converted into shares of Common Stock. The Series C
                         Preferred Stockholders are entitled to that number of votes equal to the number of shares of Common Stock that such holder is entitled to receive upon conversion of such of Series C Preferred Stock.

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

                         Subsequent to March 31, 2000, the Company also entered into agreements with two manufacturers to build RadioCameras and other component parts. Total commitments under these agreements total approximately $1,100,000.

                         As described in Note 12, in May 2001 the Company announced that it had completed an investigation that resulted in the termination of the Company's former Chief Executive Officer and the resignation of the Company's former General Counsel.

12.  Restatement of
amounts previously       In May 2001, the Company announced that it had
reported                 completed an investigation  that resulted in the
                         termination of the Company's former Chief Executive
                         Officer and the resignation of the Company's former
                         General Counsel. The investigation revealed several transactions in which stock or options to purchase common stock had been issued to various entities without evidence of Board of Directors approval of the transactions, or evidence that the Company had received consideration for the issuance of the stock and options. In addition, the Company concluded that based on the evidence obtained, it was likely that the Company's former Chief Executive Officer and former
                         General Counsel had beneficial interests in many, and possibly all of, the entities in question.

                         As a result of the investigation, the Company determined that certain transactions had been improperly recorded in the Company's historical financial statements either as compensation expense or as offering costs related to financing activities, based upon representations by the Company's former Chief Executive Officer and former General Counsel. In addition, the Company determined that these transactions had not been properly disclosed as related party transactions.

                         The transactions in question involved the issuance of 212,725 shares of common stock during fiscal year 2000 and options to purchase 450,000 shares of common stock during fiscal years 1997, 1999 and 2000 (150,000 options were issued in each fiscal year). The Company issued an additional 63,300 shares in fiscal year 2000 for which payment was received but for which the issuance was unauthorized. The options were all subsequently exercised in fiscal year 2000, resulting in the issuance of 352,952 shares of common stock.

                         Upon further analysis of the transactions described above, the issuances of stock and stock options that were the subject of the investigation were determined to have been unauthorized stock issuances. Accordingly, the Company has recorded a non-cash loss from unauthorized stock issuances during the year ended March 31, 2000, measured based on the fair market value of the net shares of common stock issued as of the date of issuance in fiscal 2000. In addition, the Company has also recorded non-cash stock compensation of $407,603 and certain payroll tax liabilities of $530,000 in the year ended March 31, 2000 for other transactions that were reevaluated by management in connection with the investigation. The Company has determined that these transactions do not have a material impact on fiscal years ended March 31, 1997, 1998 or 1999, and accordingly has not restated the financial statements for those fiscal years. The impact of the restatements on the Company's statement of operations for the fiscal year ended March 31, 2000, is as follows:

                          Net Loss                                                     Basic and
                      Attributable to                                   Net Loss        Diluted       Basic and
                           Common        Loss from                   Attributable to    Net Loss       Diluted
                           Shares       Unauthorized                     Common        Per Share       Net Loss
                       (as originally      Stock           Other         Shares      (as originally   Per Share
 Quarter ended:          reported)       Issuances      Adjustments   (as restated)    reported)    (as restated)
 -------------           ---------       ---------      -----------   -------------    ---------    -------------
 June 30, 1999          $   2,727,505  $   690,344      $    53,752   $   3,471,601   $     (0.23)   $      (0.29)
 September 30, 1999         2,097,838      534,262          379,073       3,011,173         (0.17)          (0.25)
 December 31, 1999          2,438,380    4,106,508          365,073       6,909,961         (0.20)          (0.57)
 March 31, 2000             4,200,174            -          139,705       4,339,879           N/A*            N/A*
                       -------------------------------------------------------------------------------------------

 Year ended
 March 31, 2000         $  11,463,897  $ 5,331,114      $   937,603   $  17,732,614   $     (0.92)   $      (1.42)
                        ===========================================================================================

* - Per share amounts for fourth quarter results not previously reported in financial filings.

The impact on the Company's balance sheet as of March 31, 2000, as compared to the previously reported amounts, is as follows:

 .  Accrued liabilities are increased by $530,000.
 .  Paid in capital is increased by $5,738,717.
 .  Accumulated deficit is increased by $6,268,717.