Form 10KSB
period 2001-03-31
U S WIRELESS CORP
filed 2001-07-16
CIK 912083

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
                                  (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2001

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

                                     NONE

          Securities registered pursuant to Section 12(g)of the Act:

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

The aggregate market value of the voting stock (consisting of Common Stock, par value $.01 per share) held by non-affiliates on May 25, 2001 was approximately $46,093,791 based upon the closing bid price for such Common Stock on said date ($2.91), as reported on the NASDAQ National Market System. On such date, there were 23,506,135 shares of Company's Common Stock outstanding.

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Our Market Opportunity

There are in excess of 110 million wireless subscribers in the U.S. today and that number is projected to rise to over 185 million by 2005. Wireless carriers competing for this growing subscriber base are exploring new ways to differentiate their services and increase average revenue per unit. We believe that location-based wireless services will be a leading new revenue opportunity for wireless carriers. In addition, wireless subscribers are demanding access to, and are willing to pay their carriers for, the same data available to wired telephone users and, increasingly, to wired and wireless Internet users. The 1999 Strategis Group Report estimates an $8 billion per year market for wireless location services, excluding E-911 capabilities, such as roadside assistance, location-sensitive billing, E-411 and traffic and intelligent transportation systems. The report estimates that 47 million subscribers will be using these services by 2004.

We have developed a network-based proprietary technology to locate mobile telephone subscribers by recognizing the pattern of the radio waves radiating from the subscribers' handsets. Based on the results of our field trial in Billings, Montana, which we completed in August 1999, and a demonstration to the National Emergency Number Association (NENA) in Seattle during March 2001, our location technology was deemed to meet or exceed the Phase II requirements of the FCC's wireless E-911 mandate. We plan to deploy a location network based on our proprietary technology and operate it as a service bureau, enabling us to enjoy substantial operating leverage by providing wireless location information to multiple wireless carriers and other customers for multiple applications.

Our technology is also well suited to a range of transportation applications. These include traffic management services for public agencies, telematics or traveler information services for commercial markets and other vehicle location related uses. Initially, we will focus on providing traffic content services to government agencies to assist them in monitoring and managing roadway congestion in markets where we have received Department of Transportation (DOT) contracts. The networks funded by these contracts then will provide a base to support commercial traffic and vehicle location services. UBS Warburg estimates a $7 billion market for traffic data services in the US by 2010 and a $47 billion per year worldwide market for telematics.

As contracts for E911 services are secured, US Wireless will provide location data to enable the carriers to meet their FCC Mandate (see below). Over time, we anticipate that we will be able to expand our service offerings and market coverage to provide a variety of location services to wireless carriers and others. While these applications are evolving, we anticipate that our service offerings will include the following:

   Carrier Services

   . E-911: Our network will provide wireless carriers with location information that satisfies the accuracy requirements of the FCC 911 mandate.

   . Carrier Network Applications: Over time, we will offer wireless carriers other value-added services, such as monitoring the performance of their networks, determining under-performance or changes in their networks' coverage and location-based billing.

   . E-411 and other information services: Location-based information services and applications that are related to the mobility of the end user (i.e. turn-by-turn directions, real-time traffic information and localized directory assistance). Additionally, the network could provide an opportunity for advertisers to sell to customers that are geographically proximate to their products and services.

   . Fleet Management and Asset Tracking: Our technology will allow carriers to provide their customers with accurate, real-time information about the location of their fleets, freight and related equipment.

   Transportation Services

   . Traffic Management: Our network will provide Federal, State and local governmental agencies with the information needed to manage traffic flows, to monitor roadway congestion, and to support a variety of planning and management activities.

   . Telematics: Our network will provide motorists with time-dependent traffic and roadway information. Examples of such in-car, telematic services include route guidance, in-car traffic alerts, concierge functions, dynamic re-routing and similar services targeted at commuters. We plan to provide these services as a wholesale business.

FCC Mandate

Recent actions by the FCC are driving the market opportunity for wireless location technology. Unlike phone calls placed from wireline telephones, it is not possible to determine the location of the caller for calls for emergency assistance from wireless phones. In response to this public safety issue, the FCC has issued a series of orders since July 1996, requiring wireless carriers to provide the caller's telephone number and originating cell site and/or sector of a 911 call to qualified requesting Public Safety Answering Points (PSAPs) within six months of their request.

The wireless carriers' obligations to identify and report E-911 calls are becoming more complex. Commencing in 2001, wireless carriers must be able to pinpoint and report the location of all 911 callers within specified accuracy requirements, known as the Phase II requirements became effective. Wireless carriers were required to file reports with the FCC by October 1, 2000 describing their plans for achieving E-911 compliance, including their choice of technology and implementation plan. Many of the leading national carriers, including Verizon, Cingular, AT&T Wireless and others had indicated their intention to use network based technologies, with some companies specifically identifying US Wireless's unique pattern matching solution as a technology of choice. Since this FCC reporting requirement, three major carriers have requested waivers from strict compliance with the mandate's deadlines. Two of these waivers were related to carriers that have or will adopt GSM technology, for which the carriers cited the unavailability of an adequate location solution; while the third carrier utilizes a proprietary technology. All the carriers seeking waivers were requesting longer schedules to implement a handset or hybrid-handset location solution.

Timing Requirements

Carriers choosing a network-based solution, like ours, must:
   . provide E-911 services to 50% of subscribers within six months of the request by a local PSAP but not sooner than October 1,2001; and

   . provide E-911 service to 100% of subscribers within 18 months of the request by a local PSAP.

Carriers choosing a handset-based solution must:
   .   begin selling and activating E-911 handsets by March 1, 2001;

   . ensure that 50% of newly activated handsets are E-911 capable by October 1,2001; and

   . ensure that 95% of newly activated handsets are E-911 capable by October 1,2002.

The schedule for carriers providing a handset-based solution is independent of requests by PSAPs for location services. However, if a local PSAP does request E-911 service, the carrier must assure that 100% of all newly activated handsets are E-911 compliant within six months of that request. PSAPs have been authorized to make these requests beginning April 1, 2001. Following such a request, within two years or by December 31, 2004, whichever is later, each and every handset in operation must be E-911 capable. This requires that a carrier electing a handset-based solution must either replace its subscribers' old handsets or upgrade them.

Accuracy Requirements

The FCC's accuracy requirements also differ for network-based and handset-based solutions. For network-based solutions, such as ours, the carrier must be able to identify the caller's location within 100 meters for at least 67% of calls, and within 300 meters for 95% of calls. For handset-based solutions, the carrier must be able to identify the caller's location within 50 meters for 67% of calls, and within 150 meters for 95% of calls.

On March 31, 2000, the FCC published guidelines for testing and verifying the accuracy of E-911 wireless location systems. In these guidelines, the FCC described empirical predictions and statistical approaches for verifying compliance with the FCC's accuracy standards. The FCC also indicated that in addition to providing a first fix location, there is an added benefit during the initial 30 seconds of the call to obtain additional location information to refine the mobile's position.

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

Business Strategy

Our objective is to deploy and operate a wireless location network that supports the needs of wireless carriers and other customers and provides other value-added services. Our strategy is to do the following:

Rapidly deploy our location network for traffic content and E911. We believe that we are the only company to have successfully tested an E-911 solution in an end-to-end trial within FCC mandated requirements. We intend to continue testing our solution during the remainder of the year in the Washington D.C., San Francisco, and Seattle metro areas. Upon securing governmental traffic contracts or E911 contracts, we plan to begin rolling out our network to provide services in these markets for the DOTs and carriers. Based on the growing acceptance of our traffic content services by the DOTs, we believe that we will deploy networks sooner than our competition, thus providing a significant advantage in providing a broad range of wireless location services. To the extent possible, we plan to focus early deployments on the top 30 metropolitan areas since these are also the areas with the most significant traffic problems. To market and develop these services, we created a transportation subsidiary, Compass Services.

Establish close-knit relationships with leading nationwide carriers. We intend to focus on the wireless carrier as our primary customer. A key contributor to our development has been our ability to establish relationships with leading wireless carriers in the industry. To date, we have undertaken technology trials with Verizon, Nextel Communications, AT&T Wireless, Cingular Wireless and Western Wireless, for each to evaluate the effectiveness of our location technology. We believe that in the event a carrier selects our system to provide some or all of its E-911 services, we will be well positioned to market additional location-based service applications to that carrier.

Create and capitalize on the substantial operating leverage resulting from our service bureau. A key component of our strategy is our service bureau model. This model will allow our users to obtain wireless location information without making costly investments in infrastructure or replacing handsets. In addition, we will be able to spread the cost of our network over a larger customer base, permitting us to offer location services to our customers at a lower price than we could offer to any single customer. For this reason, we are seeking to design our solution in a manner that will be compatible with all current wireless technologies and protocols. As a result, once we complete the roll-out of our network, we will be in a position to serve all U.S. carriers, including nationwide carriers, and all handsets, including roamers. We believe that this will be attractive to carriers because existing GPS solutions have line of sight limitations typical of satellite-based technologies and can only support roamers in similar networks served by a GPS-based system. As our national footprint is built, our service bureau will enable us to:

   . sell multiple services to each carrier, beginning with E-911 service, adding additional carrier network applications, such as location-based billing, and ultimately adding subscriber-driven location-sensitive applications;

   . support various carrier network applications for multiple network and regional carriers;

   . provide customized applications that will allow a carrier to create tailored services for its customer base; and

   . offer applications such as traffic content services and telematics to non-carrier customers.

Provide an innovative solution for monitoring traffic flow and congestion. We plan to adapt our wireless location network to provide an accurate and cost-effective method for monitoring traffic flow. We believe that the current technologies for collecting traffic data have significant shortcomings, including limited coverage areas, high maintenance costs and excessive failure rates. Because of the growing number of cellular users and our ability to continuously monitor the calls on the roadways, we believe that our location network can provide meaningful real-time traffic data. We have already entered into agreements with the States of Maryland and Virginia on a trial basis to provide traffic data, and we intend to continue to market our innovative solution to the intelligent transportation systems community. We recently signed a contract that will use our network for traffic based services in the San Francisco Bay Area and bids have been submitted to other jurisdictions. These contracts will support the costs of the build-out of our wireless location network and serve as a platform for additional services. Traffic monitoring can be accomplished with a less dense network than is required for E-911 allowing market entry at lower cost while preserving the potential for serving E911 by simply augmenting the installed network.

Opportunistically pursue and develop strategic relationships. To execute our strategy, we will seek to form strategic relationships with leading telecommunications service providers, networking and data processing firms for network operating center build-outs, content and application service providers to distribute our location-based information, and tower firms for site leasing. We have entered into a master license agreement and services agreement with American Tower Corporation, an owner and operator of broadcast transmission towers in the United States. Under this agreement, we are obligated to license between 1,000 to 2,500 tower facilities during a three-year term and also receive network build-out services, including radio frequency design and site construction and installment management.

Services

We believe that our service bureau model will enable rapid implementation of wireless location information and mobility content services to multiple carrier and non-carrier customers. While these applications are evolving, we anticipate that our service offerings will include the following:

Carrier Services

E-911. We have developed proprietary technology and we will initiate our network deployment upon successful completion of our field trials on a market-by-market basis, beginning with those markets where we first enter into at least one agreement with a wireless carrier to enable the carrier to meet the FCC mandate. Our network will provide a turnkey system for these carriers in order to enable them to locate wireless E-911 callers and to deliver calls and relevant caller location data to the appropriate emergency center. We will be able to customize our E-911 service for each carrier and operating environment and integrate our service with a wide range of existing wireless and wireline infrastructures, as well as data delivery mechanisms. We anticipate that our E-911 service will serve as the platform for additional value-added service offerings just as our E-911 services may build on deployments aimed at other services, including traffic.

Carrier Network Applications. Our carrier network applications will also enable wireless carriers to monitor the performance of their radio frequency networks and to detect under-performance or changes in their networks' coverage. Because we monitor performance by tracking actual calls rather than by using special drive test equipment, carriers are not required to incur additional capital expenditures. Our technology could eliminate or substantially reduce the need to drive test coverage zones for wireless network maintenance, the current method of locating network service problems. Because this process normally takes carriers between six and 12 months under current methodologies, we can offer a much more cost-effective and timesaving method of monitoring performance. Additionally, our system will detect changes or holes in a carrier's network in real time. By allowing carriers to discover and repair holes in coverage quickly and efficiently, our system will increase carriers' revenues by helping to eliminate dropped calls and calls that are not able to be placed, due to lack of service.

Furthermore, the location data that we provide will enable carriers to differentiate rate plans by caller location and thus customize customer billing. Carriers will be able to offer reduced rate plans for subscribers making wireless calls from predetermined zones, such as the home or office, thereby creating incentives for subscribers to increase usage of wireless services.

E-411 and other information services. As prices of basic wireless services have declined, wireless carriers are increasingly seeking to expand their value-added service offerings. Our network will allow carriers to provide location-based information that is targeted to the mobile end user. Our ability to locate and track a user will enable us to provide services such as turn-by-turn directions, real-time traffic information and localized directory assistance. We will also be able to utilize our platform to enable advertisers to use our network to target specific customer segments selectively based on a caller's current location. Our network will provide businesses with the location of callers, which may then be used to trigger the delivery of tailored advertising, such as coupons or promotional material for retailers in close proximity to the caller (i.e. a caller at a shopping mall may receive coupons of retailers in that mall).

Transportation Services

Traffic Content. As a result of the increase in traffic congestion on roadways and the inability of traditional transportation solutions to effectively monitor and manage traffic, federal and state governments have been seeking alternative solutions to address this problem. In response, the transportation industry has developed new approaches to monitor and manage traffic, including a technology-based set of solutions collectively called intelligent transportation systems
(ITS). Traditional traffic monitoring systems typically utilize video camera detection systems and other non-intrusive detection devices, such as microwave, infrared, ultrasonic and magnetic detectors and inductive loop detectors buried under roadways to collect traffic data. However, in general these systems can capture only information relating to traffic volume, and its velocity in a limited area. In addition, current detection systems are expensive to maintain and often exhibit high failure rates, especially in adverse weather. Further, deployment has been slow with most urban expressways and arterials having no sensors of any kind. Unlike traditional detection devices, our location technology tracks wireless phones used in all vehicles. We believe that this technique offers a cost-effective method to collect accurate traffic data in real-time and across all major roads. Our wireless location network will collect detailed data relating to traffic volume and speed from all roadways in a coverage area and our data results are in digital format, making it easier to integrate with service and product offerings on the Internet, and in wireless and other networks.

To date, we have focused our efforts at developing traffic applications on a contract in the Washington DC area that is funded by the Maryland and Virginia Departments of Transportation. This contract, which totaled approximately $461,000, is substantially complete. We will seek to expand this trial to a larger coverage area within the two states as they continue to evaluate our system.

To date, we have won bids on several additional transportation projects. We joined with PB Farradyne Inc., to submit a winning bid on the San Francisco Bay Area Metropolitan Transportation Commission's TravInfo Project. Our portion of the proposal is approximately $5 million over a 5-year period which should commence during the year ending March 31. In addition, we joined with Iteris to submit and win a bid to the San Diego Association of Governments (SANDAG) for a regional traffic information system. Iteris has yet to complete negotiations on their prime contract, however, and the specific terms for our portion of the work may change. We also recently received notice of an award to install a traffic information system along I-17 in the Phoenix metropolitan area. We expect to complete negotiations and sign a contract over the summer of 2001. We are also part of a team headed by Castle Rock Consultants to provide rural traveler information services to the states of Vermont, New Hampshire, and Maine. This effort is in its planning stages so the timing and scale of our participation is uncertain. In addition, we have submitted bids to other state DOTs for traffic management services. At this time, we do not know if we will succeed in any of these bids or when contracts will be awarded.

Telematics. This is a broad business that includes the provision of traffic, navigation, and related traveler information. Much of this is incorporated into information systems, safety devices, and related communication systems for use both in automobiles and as part of trip planning. The market has begun to develop rapidly, with most automobile OEMs providing some form of in-vehicle navigation systems and other information systems. General Motor's OnStar is but one example. These systems can support a variety of services that include route guidance, in-car traffic alerts, concierge functions, dynamic re-routing and similar services targeted at commuters. We plan to partner with key firms in the Telematics industry to provide time-dependent traffic information. We have begun to share data and to develop joint products with many of these firms, although we do not expect to receive revenues until we have deployed our system in several major metropolitan areas. In this regard, we plan to serve as a traffic data wholesaler.

Fleet Management and Asset Tracking. We also plan to utilize our network to provide fleet management services to trucking and other commercial vehicle operations, including package delivery, taxi services and emergency, transit and maintenance fleets. Current systems in the commercial vehicle operations business utilize the global positioning system and require capital investments in equipment that is installed in the vehicles, which is expensive to implement and operate. We plan to sell these services to wireless carriers and others. To date, fleet management services have focused on the inter-city trucking market because of the cost and the inability of the global positioning system to work effectively in an urban environment. We plan to utilize our location technology to provide fleet management customers with the ability to obtain accurate, real-time information on the location of freight and related equipment. In addition, our wireless location network will support a broad array of asset-tracking services within the intermodal freight market and other businesses.

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

   Carrier Services

Angle of Arrival and Time Difference of Arrival. These two network-based technologies rely on triangulation methods, which require multiple sites to receive signals from a caller to fix the caller's position. Angle of arrival systems measure the angle at which the signals arrive at wireless base stations, while time difference of arrival systems measure the time at which the signals arrive. Both systems then take the information and triangulate the position of the caller. To date, companies such as TruePosition, Inc., Grayson Wireless, Cell-Loc, KSI (acquired by TruePosition) and SigmaOne have proposed angle of arrival or time difference of arrival location solutions.

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

Global Positioning System. The global positioning system also relies on a form of triangulation, but it triangulates a caller's location from four or more satellites rather than terrestrial base stations. The accuracy of the global positioning system has been further enhanced by the development of differential global positioning systems, which involve the use of fixed earth based transmitters that assist receivers in more accurately measuring their position. Companies such as SiRF, SnapTrack, (acquired by Qualcomm,) and Integrated Data Communications (now called Airbiquity) focus on providing the global positioning system-assisted location solutions.

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

Transportation Services. Most of our transportation services compete with firms that provide other sources of traffic data. These markets have been in existence for some time. In addition to traditional sources of traffic data (magnetic loop detectors and video cameras, for example), there are many new technologies that have been used to collect information. Most traffic data are provided via systems purchased by public agencies. These are well funded and buy equipment from an established group of firms and then rely on an established group of systems engineers to install and operate these systems. While we may often team with these systems engineers (PB Farradyne; Post Buckley; and so forth) they also have their own business interests in pursuing public business. Our ability to compete in these markets is uncertain. While the pace of deployment is slow, over time they will provide a competing base of traffic information.

Several firms have begun to develop their own traffic data. These often combine public sector information with private networks of sensors. While we believe that our technology offers a significant improvement over these systems, some of these other firms are better financed and better established than we are. Examples include Traffic.com (recently renamed Mobility Technology) and TrafficMaster. TrafficMaster had been developing a European traffic network and recently has begun to expand into the United States. Other market leaders include Metro/Tele-Atlas, a consortium of Westwood One and Tele-Atlas a major producer of navigable maps. We hope to develop each of these firms as customers for our traffic data, however, we can make no guarantees that we will be successful.

In time, floating car data derived from vehicles equipped with GPS and navigation systems could provide direct competition. Several automobile firms, including General Motors and its OnStar system, have announced plans to exploit this source of data. We believe that our traffic data are consistent with floating car systems and better in some key aspects noted below.

Our RadioCamera System. We believe that our location technology has distinct competitive advantages over both the network-based and global positioning system assisted solutions, including the following:

 . Immune to lack of line of sight. RadioCamera thrives in densely populated urban areas where line of sight to cell sites is rare and it is difficult to triangulate a caller's location.

 . Performs well in rural environments. Our technology can operate using only a single site in order to identify the location of a call, making it also well-suited for rural environments where cells are not close to one another.

 . Continuous tracking. RadioCamera provides tracking capabilities as well as initial location. Unlike other network based solutions and handset solutions that use the control channel to transmit one-time location information, our system works on a voice channel transmission that is active throughout a call, allowing the caller's location to be traced continuously.

 . Minimal infrastructure adaptation. Our system adapts to the current cellular infrastructure and, unlike the global positioning system, does not require alteration to either the base station infrastructure or subscriber handsets. In addition, compared to the time difference of arrival and angle of arrival systems, our system will require minimal data back-haul. We also believe that due to the time difference of arrival and angle of arrival systems requirement of seeing multiple sites, they will need additional site deployments in order to obtain the same coverage as provided by the RadioCamera system.

 . Less stringent calibration requirements. Unlike the angle of arrival and the time difference of arrival systems that require strict timing calibration and the use of calibrated antenna arrays, our system requires only periodic drive tests to update databases of locations and their associated signal patterns.

Despite competing technologies, we expect to generate revenue from carriers that select global positioning system solutions by offering to support the carriers' roamer traffic. We will also be able to market a variety of our applications to these carriers including location services for legacy handsets and coverage for those portions of their markets, such as the dense urban areas, where the global positioning system-based solutions will perform poorly. Thus, even when the global positioning system solutions reach significant coverage, there should be revenue opportunities for us.

In the field of fleet management and asset-tracking, current technologies typically utilize costly global positioning system devices. These devices are often too expensive for many fleet operators and we believe that our technology will enable carriers to offer their customers tracking services without requiring them to make capital investments or replace their handsets. Success in this market, however, will require developing interfaces with existing firms and establishing partnerships.

   Transportation Services

We believe that our RadioCamera system also has distinct advantages over our competitors in the intelligent transportation systems community. Our competitors typically use conventional technologies to monitor traffic, such as magnetic loop detectors buried in the road, side-view radars and video cameras in stationary positions and in aircraft. However, these technologies have significant limitations including high failure rates of the loop detectors in adverse weather conditions, high maintenance costs and limited coverage areas. On the other hand, transportation agencies are familiar with their use. Although we will have to overcome barriers to entry because our technology is new and not yet widely accepted by the intelligent transportation systems community, we believe that we will be able to win bids for state-funded projects because of our ability to provide accurate traffic data in a cost effective manner. In many cases engineering firms work as system integrators that bring together the necessary parties to submit bids to governmental agencies. We have partnering relationships with several of these consulting firms, such as Iteris, PB Farradyne and Post Buckley. For certain projects, we may compete with the same consulting firms that we partner with for other projects. Responding to these public bids can be costly, requires long periods of time and may have onerous requirements. Increasingly we are submitting bids on our own. There is no assurance that this strategy will succeed.

In general, we market our technology based on several advantages:

   . Scalable: that is, it can cover all major routes: expressways; most arterial streets; plus other key links;

   . Granular: it provides information on all parts of these roads, not just at pre-selected points;

   . Flexible: it can adapt to special events that may clog normally quiet roadways or traffic jams that spill over and create new patterns;

   . Timely: it can be available in near real time (one minute delays or less) across the full network;

   . Statistical: it provides the quantitative detail needed to support reliable short-term forecasts of speed and travel time; and

   . Cost-Effective: either because it is inherently low cost or because costs can be shared across several markets.

In addition, in the field of telematics, automakers are increasingly building devices into automobiles to provide motorists with a new channel of communications. General Motors, for example, stated that they intend to pre-wire all of their vehicles for the OnStar system. We plan to partner with firms in order to provide in-car services to motorists. To date, we have proposed revenue-sharing arrangements with Iteris and Traffic Station.

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

The process uses technically sophisticated algorithms and computational methods for pattern matching, although it does not require extensive data processing equipment in providing the location information quickly. The process is illustrated in the chart below:


                                   [CHART]


1. A call placed from a mobile phone emits radio signals.

2. The signals bounce off buildings and other obstacles, reaching their destination (the base station) via multiple paths.

3. At the base station, the RadioCamera system analyzes the unique characteristics of the signal, including its multipath pattern.

4. The network compares the radio fingerprint to a database of previously patterned locations.

5. By matching the radio frequency pattern of the caller's signal with the database of known patterns, the network identifies the caller's geographic location.


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

Our location technology has enjoyed a number of years of field trials under a diverse range of market conditions. These tests have confirmed that the pattern matching technique:

   . can be used consistently across all tested analog and digital wireless transmission standards;

   . is consistent in its ability to accurately estimate caller location under varied environmental and topographical conditions;

   . does not materially change over time and the calibration tables (multipath signature libraries) need only be updated once or twice per year; and

   . is applicable to both stationary and moving users, in both indoor and outdoor environments.

     In each of these tests, our solution has exceeded the FCC's accuracy requirements, as shown in the following chart:

------------------------------------------------------------------------------------------------------------------------------------
                                                          Annapolis
                      Oakland,          Billings,         Junction,    Baltimore,                                        Seattle,
Location                 CA                MT                MD            MD         Washington, DC    Washington, DC      WA
------------------------------------------------------------------------------------------------------------------------------------
Dates of Trial        1997 -          1997 - 1999          1998 -        1998 -        2000 - present   2000 - present    2000 -
                      present                              2000          2000                                             2001
------------------------------------------------------------------------------------------------------------------------------------
Terrain               Dense           Rural & Light        Suburban      Dense         Mixed urban &    Highway           Urban
                      Urban           Urban                              Urban         suburban
------------------------------------------------------------------------------------------------------------------------------------
Base Units in Trial     9                   5                 3            8              10               6              14
------------------------------------------------------------------------------------------------------------------------------------
Carrier Technology    AMPS,           AMPS                 AMPS          AMPS,         iDEN             AMPS & IS-136     IS-136
                      CDMA,                                              CDMA
                      iDen
                      TDMA
------------------------------------------------------------------------------------------------------------------------------------
67% Accuracy/(1)(2)/  69 meters       84 meters            78 meters     81 meters     121 meters       86meters          61 meters
------------------------------------------------------------------------------------------------------------------------------------
PSAP Integration      N/A             Completed August     N/A           N/A           N/A              N/A               N/A
                                      1999
------------------------------------------------------------------------------------------------------------------------------------
Participants          GTE             US WEST,             Verizon       Verizon       Nextel           Cingular          AT&T
                      Wireless,       XYPOINT, Nortel                                  Communications,                    Wireless,
                      Nextel          Networks, Western                                Cingular                           NENA
                                      Wireless, Williams
                                      Communications,
                                      Billings 911 Center
                                      and the Montana
                                      911 Program
------------------------------------------------------------------------------------------------------------------------------------

     _________________
         (1) The FCC requires accuracy within 100 meters on 67% of calls and 300 meters on 95% of calls.

         (2) The accuracy of these measurements were monitored by various participants.

     The Billings, Montana deployment, which we completed in August 1999, was an end-to-end simulated E-911 trial designed to continuously update the caller's location. The trial demonstrated our system's ability to continuously locate multiple wireless calls originating within the greater Billings, Montana area. The system identified each caller's phone number, location coordinates and nearest street address. The information was then sent to the PSAP, where it was displayed on an electronic map on an operator's workstation. The RadioCamera base unit continuously updated the location information, allowing the PSAP to monitor the caller's location throughout the call. According to the final report issued by the State of Montana on May 22, 2000, the performance of our location technology exceeded the Phase II requirements of the FCC's E-911 mandate.

     In Seattle, WA we completed a rigorous evaluation of the RadioCamera system in March 2001, in which all performance was independently monitored, evaluated and reported by the National Emergency Number Association (NENA). Testing was performed over an 11-day period, with a test region of approximately 2 square miles, including the downtown Seattle area. Over 16,000 location fixes were evaluated and resulted in a reported performance accuracy of 61 meters for 67% of the fixes, and 295 meters for 95% of the fixes. This performance is completely in compliance with that specified by the FCC for network-based location solutions.

We are continuing to test and refine our system in order to improve accuracy, reliability and overall performance. Our trial in the Washington, D.C./Maryland/Virginia metropolitan area includes the build-out of a network operating center in San Ramon, CA, which will eventually service markets nationwide and provide the platform for launching additional services such as intelligent transportation systems, carrier network and location-based applications in addition to E-911 services.

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

                                    [CHART]


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

While the RadioCamera base units collect the multipath radio signature, the data and network operating centers perform the complex computations that convert this signature to a latitude and longitude position. The data center houses all mission-critical service delivery infrastructure equipment, including all necessary processing and storage equipment. The data center equipment consists of a mixture of machines utilizing the UNIX, Windows 2000 and Windows NT operating systems. The data center also houses the equipment used to support enterprise functions, such as billing, AP/AR, LAN, email, etc. Development servers are also housed in the data center for use by US Wireless engineers when developing enhancements or adding features to the system. The data center and network operating center were designed and deployed jointly by US Wireless and Hewlett Packard

Research and development

We presently maintain a staff of over 25 scientists, engineers and data processing professionals who have been drawn from leading laboratories and universities worldwide. To date, the majority of our expenditures have been focused on developing prototypes, validating concepts, conducting alpha and beta trials with leading carriers, and deploying the San Ramon data center and NOC. We have conducted numerous trials by jointly working with many of the major wireless carriers.

In the future, we intend to concentrate our internal research and development activities in further improving the accuracy and reliability of the location system, as well as extending functionality to support a broader range of potential wireless customers. Specifically, we plan to:

   . Complete development of the latest revision of the RadioCamera Rev B unit to support enhanced capacity and reliability and at a reduced cost;

   . complete the development of a GSM version of the RadioCamera system for the US and European markets;

   . complete the development and test of RadioCamera modifications to support operation in the US and European PCS bands;

   . complete the development of the Air Link Monitor (ALM) to enhance performance of Traffic Monitoring services and 911 services for TDMA customers;

   . complete development and interoperability testing of the interfaces between the RadioCamera system and the client's infrastructure; and

   .   create customized location sensitive commercial applications.

We will be leveraging on the core competency of our strategic relationship partners for providing the networking and data processing tools that we will need to create a turnkey solution. As such, our research and development will be focused on optimizing the cost, accuracy and reliability of our location determination capabilities.

Patents, proprietary rights and licenses

We believe our most significant asset is our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret protection laws and non-disclosure agreements to establish and protect our proprietary rights. We have been issued 10 patents and we have an additional 10 patent applications pending. We cannot assure that patents will issue from any pending applications or, if patents do issue, that claims allowed will be sufficiently broad to protect our technology. We have filed one international patent application under the Patent Cooperation Treaty, or "PCT", with the World Intellectual Property Organization, which patent covers the principles included in our issued and allowed patents. We also own one U.S. trademark registration for the RadioCamera. Any of our current or future patents or trademarks may be challenged, invalidated, circumvented or rendered unenforceable, and the rights granted under the patents and trademarks may not provide sufficient proprietary protection or commercial advantage to us. Moreover, our patents may not preclude competitors from developing equivalent or superior products and technology.

We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Others may independently develop equivalent proprietary information or otherwise gain access to or disclose our information. It is our policy to require our employees, some contractors, consultants, directors and parties to collaborative agreements to execute confidentiality agreements upon the commencement of such relationships with us. However, we cannot assure that these agreements will provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information or that our trade secrets will not otherwise become known or be independently discovered by our competitors.

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

Employees

As of June 20, 2001, the Company had 67 full time employees, five of whom are executive officers. Of the remaining employees, 25 comprise the engineering staff, 14 are field operations personnel and the remaining 23 are business development, marketing and administrative functions.

Risk Factors

Investing in our common stock involves risks. You should carefully consider the risks and uncertainties described below before making an investment decision.

Our current liabilities are greater than our current assets, and therefore we will require substantial additional financing in order to continue operations.

Our auditor has included a paragraph in its report stating that substantial doubt exists regarding our ability to continue as a going concern.

We have incurred net losses since our inception. We anticipate that our net losses will increase significantly during the ongoing build-out of our wireless location network and our preparation for the commercial launch of our network. We have not begun commercial operations in any market and, therefore, have limited revenues to fund expenditures.

Even after we commence commercial operations, we will require significant additional funds to cover our cash requirements before we generate sufficient cash flow from operations to cover our expenses. The funds we actually require to complete the deployment and commercialization of our wireless location network and to fund operating losses may vary materially from our estimates if we incur unanticipated costs or alter our plans in order to respond to changes in competitive or other market conditions. For example, we may incur additional building and site leasing costs, require substantially more management and other personnel, and or increase our marketing and promotional expenditures in order to accelerate our growth. We would likely incur many of those expenses in advance of any payments received from wireless carriers or other revenues. Further, we may decide to use a portion of our cash resources to license, acquire or invest in new products, technologies or businesses that we consider complementary to our business.

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

There are pending legal actions against the Company that could result in damage awards against the Company.

Legal actions currently pending against the Company include: a wrongful termination action by Mah Way, which recently resulted in an arbitration award against the Company; the wrongful termination action by Abraham Bar, which is to be arbitrated in November 2001; the breach of guarantee action by Foothill Marketplace; and recently filed shareholder suits. The cumulative result of these actions could be multiple damage awards against the Company, which would deplete our funds available for execution of our business plan and threaten the financial position of the Company.

Trading of our stock on the Nasdaq National Stock Market and Frankfurt Exchange has been halted and we have received a delisting notice from Nasdaq.

Trading in our stock on the Nasdaq National Stock Market was halted on Monday May 29 in response to our announcement that Oliver Hilsenrath had been terminated as Chief Executive Officer. The Nasdaq Listing Committee cited delinquent SEC filings and public interest concerns as the reasons for the trading halt as well as the justification for the delisting letter that the Company received from Nasdaq shortly thereafter. The Company has appealed the determination and a hearing was held on July 12 by the Nasdaq hearing panel. No determination has been made as of yet by the panel concerning the continued listing of the Company. We cannot assure you that trading in the Company's stock will be reinstated by Nasdaq in the near future, if at all or that our stock will be traded on any other market. The inability of the Company to have its stock traded on Nasdaq or other exchange could impair its liquidity and result in loss of value as well as impair the ability of the Company to attract required investment.

We might suffer from fallout in relation to the resignation of David S. Klarman and the removal of Dr. Oliver Hilsenrath and subsequent shareholder suits.

As a result of the recently disclosed actions of the Company's former Chief Executive Officer, Oliver Hilsenrath, and its former General Counsel, David S. Klarman, relating to previously undisclosed related-party transactions, in which the Company made unauthorized cash payments and unauthorized stock and stock option issuances to entities that we believe are under the control of either or both of Oliver Hilsenrath and David Klarman, the Company's reputation for integrity with vendors, customers, stock purchasers, stock exchanges and the public at large might suffer, leading to loss of business opportunities, revenues and/or decline in stock value. We are taking great measures to prevent the spread.

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

The risks of operating in the intelligent transportation systems industry include the following:

     . We will have to overcome barriers to entry. Historically, governmental agencies have relied on fixed point source detection sources, such as pressure stamps or video surveillance cameras, for analysis of roadway conditions. Because our location technology is new and not widely accepted by the intelligent transportation systems community, we must convince the governmental agencies that our wireless location network provides a more accurate and cost-effective method for monitoring traffic flow than historical methods. In addition, government agencies typically purchase and control their monitoring equipment. In our case we are offering to provide the government with the data instead of the equipment. The internal policies of these agencies may make it difficult to persuade them to do business with us. Our failure to convince our target governmental agencies that our wireless location network offers them better information at a lower cost that their historical detection systems could adversely affect our business and prospects.

     . Most of our contracts will be fixed price contracts, which may cause our profit margins to fluctuate significantly. We anticipate that most of our contracts with governmental agencies will be fixed price contracts. Because of the nature of fixed price contracts, we may be unable to recover unanticipated costs incurred in excess of our budgeted costs. As a result, our inability to accurately estimate our projected costs could adversely affect our profit margins.

     . There may be substantial delays in completing a government-funded project. We may experience substantial delays in obtaining, negotiating and performing government contracts because, typically, these contracts involve competitive bidding, qualification requirements, performance bond requirements, delays in funding, budgetary constraints, extensive specification development, and compliance with strict government agency regulations. Any delays in the completion of our projects could adversely affect our business and prospects.

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

Our business strategy contemplates the rapid and cost-effective deployment of our wireless location network at a pace that is satisfactory to the wireless carriers and meets the FCC mandate. The successful completion of our wireless location network will depend, among other things, upon our ability to accomplish the following, in a timely manner, at reasonable costs and on satisfactory terms and conditions:

     . assure our technology can support the traffic we expect to be carried on a nationwide wireless location network;

     . obtain the services of independent contractors to install and provide engineering support for the design and building of our wireless location network and our network operating centers;

     .    manage the construction of our wireless location network;

     . obtain the use of facilities and other infrastructure, such as towers, for the build-out of our wireless location network and communication systems for the delivery of data; and

     . integrate our wireless location network with the networks of wireless carriers and other third parties.

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

Our planned expansion will place significant strains on our personnel, financial and other resources, and our financial reporting and information technology systems. Our ability to manage our growth will be particularly dependent on achieving the following objectives:

     . expanding, training and managing our employee base, including attracting and retaining highly skilled personnel;

     . managing sales, advertising, customer support, billing and collection functions of our business;

     . developing internally or outsourcing the design and implementation of operational and financial systems such as billing and information management; and

     . controlling our expenses related to the development of our network and expanding commercial services.

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

A general concern regarding location technologies is that information about an individual's location may be exploited for commercial purposes without the consent of the individual. Although the RadioCamera system identifies the position of radio signatures, or energy flow, it does not have access to a caller's identity, or any personal content regarding the caller. The identification information resides at the carrier's switch, and is only accessible with the carrier's consent. The actual or perceived risk of privacy violations in the marketplace could adversely affect us through:

     . a reduction in wireless carriers adopting a location capability due to their fear of a reduction in subscribers;

     .    a lack of subscriber interest in location-based services;

     . apprehension by applications and content providers to offer or develop services and/or applications; or

     .    reduced financing available to the mobile communications industry.

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


ITEM 2.   DESCRIPTION OF PROPERTY

The Company's executive offices are located at 2303 Camino Ramon, Suite 200, San Ramon, California 94583. In December 2000, the Company amended its existing lease with Annabel Investment Company to increase the office space under lease at this location to approximately 18,200 square feet and to extend the term of the lease to December 31, 2005.

The Company leases office space in Reston, Virginia and Seattle, Washington near its deployed test sites. The Reston location is sublet from Landmark Systems Corporation for approximately 7,700 square feet for a term of two years through March 2002 with an option to extend the term for a third year. In February 2001, the Company entered into a lease with Doncaster Investments NV, Inc. for approximately 600 square feet of office space located in Seattle, Washington. The current lease term expires February 28, 2002.

We currently lease an aggregate of 38 rooftop antenna sites, of which 15 are located in the Washington DC/Maryland/Virginia metro area, 14 are located in Seattle, Washington and 9 are located in the San Francisco/Oakland, California area. Lease terms vary from a month to month basis to periods of up to 3 years. In addition, we have the right to license space on 1,000 towers and sites owned by American Tower Corporation (which number can be increased if certain milestones are satisfied by both parties) at preferential pricing. See "Business-Strategic Relationships" for more information regarding the American Tower licensing agreement.


ITEM 3.   LEGAL PROCEEDINGS

In the December 31, 2000 10-QSB, the Company disclosed that it had reached a settlement agreement with Mati Wax, its former Chief Technology Officer, and Abraham Bar, its former Vice President - Signal Processing. Following the disclosure, Abraham Bar retracted his consent to the settlement and thereafter reinstated the arbitration proceeding against the Company for wrongful termination. The Company attempted to reach final resolution by increasing its offer to Mr. Bar, but the offer was rejected. The Bar matter has been set for arbitration in November 2001. Bar's breach of the settlement agreement between the three parties had the result of voiding the agreement as to Wax and the Company as well. Mati Wax then requested that the American Arbitration Association proceed to issue an award in the matter. On July 6, 2001, the arbitrator issued his award in the case, with total damages of $2.7 million assessed against the Company. The Company plans to appeal the award.

As of July 13, 2001, at least six shareholder suits, styled as class action lawsuits, against the Company had been announced in press releases, though we have not yet been served with a complaint. To date, the only known plaintiff among the various actions is Daniel l. Hendricks. The Company believes that other suits are pending. Of the suits announced thus far, each is filed in the Northern District of California Federal Court and asserts violations of federal securities laws resulting from the Company's recent restatement of its historical financial statements necessitated by the findings of the Audit Committee's investigation into actions by the Company's former CEO, Oliver Hilsenrath, and its former General Counsel, David Klarman. The shareholder's actions seek unspecified damages.

In April 2001, suit was filed against the Company in the California Superior Court of San Bernardino County by Foothill Marketplace seeking damages against the Company for breach of an alleged third party lease guarantee agreement, which was allegedly entered into by American Toys Inc., the Company's predecessor. The purported lease guarantee was given by American Toys to Foothill Marketplace as a third party guarantee of payment of rent obligations by American Toy's then subsidiary, Play Co. Toys, Inc. Foothill Marketplace is seeking $500,000 in damages.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq National Market under the symbol "USWC." Prior to its listing on the Nasdaq National Market on April 23, 2000, our common stock was quoted on the SmallCap Market. The following table sets forth:

     . the high and low closing prices per share of our common stock as reported by the market makers for our common stock on the Nasdaq SmallCap Stock Market during the period from April 1, 1999 through April 23, 2000; and

     . the intraday high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the period April 24, 2000 through May 25, 2001.

           --------------------------------------------------------------------
                                                  High                  Low
           --------------------------------------------------------------------
            Fiscal Year 2000
           --------------------------------------------------------------------
            First Quarter                       $   4.8               $   1.6
           --------------------------------------------------------------------
            Second Quarter                          4.4                   3.1
           --------------------------------------------------------------------
            Third Quarter                          23.1                   3.9
           --------------------------------------------------------------------
            Fourth Quarter                        52.50                 14.75
           --------------------------------------------------------------------

           --------------------------------------------------------------------
            Fiscal Year 2001
           --------------------------------------------------------------------
            First Quarter                       $ 31.56               $ 10.25
           --------------------------------------------------------------------
            Second Quarter                        20.25                 12.13
           --------------------------------------------------------------------
            Third Quarter                         19.81                  3.25
           --------------------------------------------------------------------
            Fourth Quarter                         7.43                  2.25
           --------------------------------------------------------------------

           --------------------------------------------------------------------
            Fiscal Year 2002
           --------------------------------------------------------------------
            First Quarter through May 25*       $  5.00               $  2.00
           --------------------------------------------------------------------

* Trading in our stock on the Nasdaq National Stock Market was halted on May 29, 2001 and has not resumed as of July 16, 2001 (see "Risk Factors"). Nasdaq has notified the Company that it has appended the fifth character "E" to our trading symbol to reflect that the Company's SEC filings were delinquent.

Closing prices reflect prices between dealers, do not include resale mark-ups, markdowns, or other fees or commissions, and do not necessarily represent actual transactions.

As of March 31, 2001, there were 168 holders of record of our common stock, though we believe that there are over 8,700 stockholders who hold their shares in street name. As of March 31, 2001, there were 21,373,335 shares of our common stock outstanding, including unvested shares totaling 1,566,720. On May 25, 2001, the last reported sales price of our common stock on the Nasdaq National Market was $2.91 per share.

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

Results of Operations:

Revenues

During the fiscal years ended March 31, 2001 and 2000, the Company recorded revenues of $212,262 and $249,178, respectively from a contract with the Maryland, Virginia and U.S. Departments of Transportation ("Maryland Contract"), under which we provided transportation data on selected roadways on a trial basis. The Maryland Contract has been completed and all revenues and costs associated with the contract have been recognized as of March 31. 2001. No other revenues were recognized during the fiscal years ended March 31, 2001 and 2000.

In April 2001, the Company agreed to deploy its RadioCamera(TM) wireless location network in the San Francisco Bay Area to provide live traffic and congestion information for motorists as part of the Metropolitan Transportation Commission's ("MTC") TravInfo program. The Company is expected to receive up to $4.6 million over five years from this contract. The test phase of this project is scheduled for completion during the Company's fiscal 2002 third quarter and subsequent build-out of the coverage areas will occur thereafter upon successful completion of the test phase. Revenue will begin to be recorded under this contract upon successful completion of the test phase of the project. Phase 1 of the five phases of the project is scheduled for completion during the Company's fiscal fourth quarter of 2002. The Company has received notice of the acceptance of bids on certain other transportation projects, from which no revenues are expected to be earned until final contracts are signed and work begins.

The Company continues to work with certain wireless carriers in an effort to secure contracts to provide E-911 services in accordance with the FCC mandate. The FCC mandate requires wireless carriers that choose a network based solution to provide E-911 services by October 1, 2001 for coverage areas where requests for services have been made by local PSAPs (personal safety answering points). Certain wireless carriers have made formal requests to the FCC to obtain waivers and/or delays to the required service date of October 1, 2001. As of March 31, 2001 it is uncertain whether such waivers or delays will be granted by the FCC.

Cost of Revenues

Cost of revenues were $274,844 and $265,445 for the years ended March 31, 2001 and 2000, respectively. Cost of revenues represent the direct costs associated with the Maryland Contract. Total costs associated with the Maryland Contract exceeded total revenues by $78,849. The Maryland Contract was entered into by the Company with little or no expectation of profit as an opportunity to demonstrate its capabilities to provide real-time traffic data to the Maryland, Virginia and U.S. Departments of Transportation and other potential customers of the Company's RadioCamera(TM) network.

Research and Development Expenses

Research and development ("R&D") expenses totaled $12,134,259 for the fiscal year ended March 31, 2001 as compared to $3,497,435 for the prior fiscal year. The increase is primarily the result of increased personnel, consulting and other costs related to hardware development of the RadioCamera(TM) system. The increase in R&D expenses was also due to development costs associated with an increase in deployed RadioCamera sites and the Company's planned data center and network operating system.

R&D expenses for the fiscal year ended March 31, 2000 of $3,497,435 decreased from $4,866,292 for the same period of 1999. The decrease was primarily due to lower stock compensation expense and in-process R&D charges associated with the vesting of Labyrinth shares recorded in 1999.

Operating Expenses

Operating expenses totaled $10,410,255 for the fiscal year ended March 31, 2001 as compared with $5,174,145 for the prior fiscal year. The increase was primarily due to an increase in employees, including an increase in executive management personnel, and related salaries, benefits and stock compensation costs. Operating expenses also increased due to an increase in the Company's field trials and deployment activities, including site acquisition costs related to the expansion of RadioCamera sites along the Washington DC beltway and Seattle, Washington areas and the initial RadioCamera site deployment in the San Francisco Bay Area for the MTC TravInfo project. These costs include personnel, contractor, depreciation and overhead costs and additional costs associated with the Company's new east coast offices located in Reston, Virginia.

Operating expenses increased to $5,174,145 for the year ended March 31, 2000 from $2,491,560 for the year ended March 31, 1999. This increase was primarily due to an increase in employee costs, including stock compensation, and an increase in field trial activities including commencement of an ORT in the Maryland/Washington DC/Virginia Metro area.

Interest Income (Expense), Net

Net interest income for the year ended March 31, 2001 was $740,846 compared with $495,638 for the prior fiscal year. The increase was due to an increase in interest income from higher cash and cash equivalent balances on-hand during the year from the proceeds totaling approximately $21,000,000 received from the issuance of the Series C Preferred Stock and borrowings under a promissory note with Hewlett Packard Credit Corporation ("HP") totaling $7,000,000. This increase in interest income was partially offset by interest expense recorded on the HP promissory note. Interest expense on the HP note was $303,800 including amortization of debt discount, net of interest capitalized to network infrastructure of $160,030.

Interest income for the year ended March 31, 2000 was $495,638 as compared with $310,074 for fiscal 1999 reflecting an increase in cash balances generated from the private sale of equity securities in fiscal 2000.

Other Expense

Included in other expense for the fiscal year ended March 31, 2001 is a provision of $9,600,000 for litigation settlement costs related to four separate legal matters, including $8,000,000 recorded in the Company's fourth quarter as further disclosed in note 12 to the consolidated financial statements.

During the fiscal year ended March 31, 2000, the Company incurred a loss from unauthorized stock issuances totaling $5,331,114, as described in Note 12 to the consolidated financial statements.

Other expense for the fiscal year ended March 31, 2000 also includes equity in losses of the Company's former subsidiary, Mantra Technologies ("Mantra"), and the Company's joint venture, Wireless Technology, Inc. ("WTI"). Mantra has subsequently been liquidated and the Company's investment in WTI has been written down to zero as a result of the equity in losses recorded, therefore no expense was recorded in fiscal 2001.

Net Loss/Net Loss Per Share

The Company incurred a net loss attributable to common shares of $32,739,367 ($1.67 per share) for the fiscal year ended March 31, 2001, as compared to $17,732,614 ($1.42 per share) for the fiscal year ended March 31, 2000. The net loss for fiscal 2001 includes $1,232,613 of cumulative dividends on the Series C Preferred Stock and $40,504 of cumulative dividends on the Series A Preferred Stock. The net loss attributable to common shares for fiscal 2000 includes $3,560,000 of deemed dividends with respect to Series B Preferred Stock issuance and $131,848 of cumulative dividends on the shares of Series A Preferred Stock. The deemed dividends on the Series B Preferred Stock are the result of issuing the preferred stock with a conversion price to acquire shares of our Common Stock at a discount from the trading price.

Liquidity and Capital Resources

At March 31, 2001, the Company had cash and cash equivalents of $13.8 million, representing the remaining funds received primarily from sales of securities in the June 2000 private placement offering of Series C Preferred Stock in which the Company raised net proceeds of approximately $21 million. Additional funds were also generated near the end of September 2000 as the result of a $7,000,000 promissory note with Hewlett-Packard Credit Corporation.

Based on management's estimates, our capital resources are expected to meet cash requirements through the second quarter of fiscal 2002 for the continuation of research, development, and field trials. The carriers have delayed, relative to our initial expectations, implementation of the FCC's E911 mandate. This has impacted our, and the industry's as a whole, ability to generate revenue from the investments made in the technology. Given the unlikely prospects for short-term carrier contracts, the Company accelerated its development and marketing efforts in positioning itself as a leader in the traffic/transportation business. While the Company has made substantial progress in this regard, it does not expect to generate sufficient revenues to sustain on-going operations without the funds from additional equity investment. Our auditor has determined that substantial doubt exists about our ability to continue as a going concern. Based on our belief that the FCC will push the carriers to implement E911 solutions quickly and our recent success in demonstrating a viable traffic product, the Company believes that it will be in a position to realize a number of contracts that will justify the further build-out of the RadioCamera location network. Should this occur, the Company would need significant additional financing for network deployment and to fund our on-going operations in fiscal 2002. The Company is actively assessing alternative strategies and partnerships that would defray some or all of this cost.

Due to the unforeseen dismissal of the Company's Chief Executive Officer in May 2001 and as a result the Company's decision to restate certain transactions in its prior historical financial statements, the Company received a letter of determination halting its current trading on the Nasdaq exchange. As a result, the Company has delayed and compromised in its fund raising activities. In lieu of raising public equity, the Company is developing plans for private equity and/or strategic investment financing.

To address this issue, the Company has initiated discussions with potential strategic partners that have the capacity and capability to support the technology and operation of the RadioCamera Network and are in a position to fund continuing operations until sufficient revenues can be generated from the anticipated carrier and traffic industry contracts. In the event that we are unable to secure a strategic partner or investor, the Company plans to seek bridge financing until contracts materialize and/or strategic partnerships are secured.

Cash flows used in operating activities for the fiscal year ended March 31, 2001 were $11.0 million. This includes significant non-cash adjustments to the net loss of $31.5 million for the period of approximately $2.3 million for stock based compensation and $0.7 million for depreciation and amortization. In addition, the net cash flows from operating activities were reduced by changes in working capital, primarily increases in accounts payable of $6.5 million, accrued expenses of $0.7 million, accrued litigation settlement costs of $9.4 million and accrued payroll taxes of $0.4 million. The increase in accounts payable and accrued expenses as compared to the prior year period is primarily a result of an increase in purchases of goods and services from vendors and contractors associated with deployment activities, the timing of payments, and the accrual of litigation settlement costs at March 31, 2001.

Investing activities for the fiscal year ended March 31, 2001 include the purchase of equipment of approximately $9.2 million, primarily for the purchase of RadioCameras and related equipment, data and network operating equipment and capitalized network deployment costs.

During the fiscal year ended March 31, 2001, the Company began the initial deployment of RadioCamera networks in Seattle, Washington and the San Francisco Bay Area and its Network Operating and Data Centers in San Ramon, California. In addition, the Company continued its expansion of sites in the Washington D.C. area including expansion of deployed sites around the Washington D.C Beltway. As of March 31, 2001, the Company had a total of 19 operational sites in the Washington D.C. area. The Company has a total of 14 sites deployed in the Seattle, Washington area and is in process of expanding its deployed sites in the San Francisco Bay Area from 3 to 12 sites in connection with the MTC TravInfo project test phase. The Company has incurred approximately $7.7 million of costs, including equipment, installation and related consulting, that it has capitalized as network infrastructure construction progresses in connection with the deployment of additional network sites and its data center and network operating center. However, the Company has significantly decreased its spending on the buildout of the network infrastructure pending additional financing. The Company anticipates that it will require at least $1.1 million to place its network infrastructure into service.

In September 2000, the Company entered into agreements with Hewlett Packard Credit Corporation ("HPCC"), a subsidiary of Hewlett Packard Company ("HP"), inclusive of a Note and Warrant Purchase Agreement, Promissory Note, Warrant Agreement, Registration Rights Agreement, Consulting Agreement, Project Agreement and Business Alliance Agreement. At the closing we received the proceeds of a $7,000,000 promissory note, which funds are to be used primarily for HP services and equipment in the construction of our initial network operating center. The note is due in its entirety on September 21, 2003 and accrues interest at 10.5%, payable quarterly. The Company is in technical default of certain covenants of the promissory note agreement, and is currently in negotiations with HPCC to cure the events at default. Accordingly, the note payable has been classified as a current liability in the consolidated balance sheet.

In connection with the issuance of the promissory note, the Company granted HPCC a warrant to purchase up to a maximum of an aggregate of 41,990 shares of common stock at an exercise price of $16.67. The Company valued the options using the Black-Scholes option valuation model to be approximately $415,700, based on a three year life, a risk free interest rate of 6.5% and a 100% volatility factor. The value of the warrants was recorded as paid in capital and as a discount to the promissory note. The discount is being amortized to interest expense on a method that approximates the effective interest method. Interest expense includes $72,787 for the fiscal year ended March 31, 2001 related to amortization of discount on the note.

Recently Issued Accounting Standards

In June 1998 and June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the

Company's fiscal year ending March 31, 2002. Management believes that the adoption of these statements will not have a significant impact on the Company's financial position or results of operations.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company adopted SAB 101 during the fourth quarter of fiscal year 2001. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since March 2000, BDO Seidman LLP has been engaged as our certifying auditors to audit our financial statements for the years ending March 31, 2000 and March 31, 2001. The Company did not consult with BDO Seidman, LLP on any matters prior to their retention. Our decision to change auditors reflects the expansion of our operations and our desire to have an auditing firm that has national and international capabilities. We dismissed Haskell & White LLP as our auditors, which firm had audited our financial statements for the years ended March 31, 1996 through 1999. The change in accountants was not due to any discrepancies or disagreements between us and Haskell & White, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The former accountants' reports on our financial statements for the years ended March 31, 1996 through 1999 did not contain any adverse opinions or disclaimers of opinion; nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following sets forth certain information regarding our directors and executive officers as of July 16, 2001:

Name                          Age  Position
----                          ---  --------

Dennis Francis/(2)/           49   Chief Executive Officer and Director
Dale Stone                    53   President, Chief Operating Officer and
                                    Director
Richard Mudge                 55   President - Compass Services/(3)/
Donald Zerio                  41   Chief Financial Officer
Jan Klein                     50   Vice President - Business and Market
                                    Development
Louis Golm/(1)/               59   Chairman of the Board of Directors
Barry West/(2)/               55   Director
David Robkin/(1)(2)(4)/       51   Director
James Eisenstein/(1)(5)/      42   Director

___________________________________
(1)      Member of Audit Committee of the Board of Directors.
(2)      Member of Compensation Committee of the Board of Directors.
(3)      Compass Services is wholly owned subsidiary of the Company.
(4)      Elected by the holders of Series B Preferred Stock in December 2000.
(5)      Elected by the holder of Series C Preferred Stock.


Dennis Francis has served as Chief Executive Officer since May 26, 2001 and as a director since December 1997. Prior to his election to the board, he worked for the Company as a consultant starting in December 1996. From May 2000 through March 2001, Mr. Francis served as Senior Vice President - Network Operations and Engineering for TeraBeam Networks. From May 1999 until May 2000, he served as Vice President of New Wireless Technology Support at AT&T Wireless. From September 1992 through May 1999, Mr. Francis was the Chief Technology Officer of Vanguard Cellular Services, Inc. prior to its acquisition by AT&T Wireless. Mr. Francis is the former chairman of the Nortel Technology Officers Council and former chairman of the Chief Technology Officer's Council of the Cellular Telecommunications Industry Association for four years. He graduated from the University of Texas at Arlington, Texas with a B.S. in Industrial Engineering. He has also pursued graduate studies in Business and Economics.

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

Dr. Richard Mudge has served as the President of Compass Services, a wholly owned subsidiary, since April 2000. He was a co-founder of Apogee Research, Inc., and served as its President from 1986 until 1994 and Chairman of the Board from 1994 until 1997, when it merged with Hagler Bailly. Dr. Mudge then served as Senior Vice President and Managing Director of Hagler Bailly's transportation practice until April 2000. From 1975 to 1986, Dr. Mudge served in the Congressional Budget Office, where he was Chief of the Infrastructure Investment Group from 1983, and directed the organization's advice to Congress on transportation. He is a member of the ITS America Coordinating Council, and chairs the organization's Committee on Benefits Evaluation and Costs. He also serves on several technical committees sponsored by the Transportation Research Board, an arm of the National Academy of Sciences. Dr. Mudge holds a Ph.D. and an M.A. in Regional Economics from the University of Pennsylvania, and an undergraduate degree in Geography from Columbia College.

Donald Zerio has served as Chief Financial Officer of the Company since July 2001, having previously served as Vice President - Finance since September 2000. He has more than 18 years of financial management experience, having held positions at various technology companies, including Ascend Communications, Linear Technology and Conner Peripherals. Prior to joining U.S. Wireless, Mr. Zerio was vice president of finance at Petstore.com. Prior to that, he was Vice President and Corporate Controller of Ascend Communications, a developer and manufacturer of wide area network solutions, Internet access and backbone network equipment for telecommunications carriers and Internet service providers, acquired by Lucent Technologies. Mr. Zerio was International Controller of Linear Technology, a manufacturer of high-performance analog integrated circuits, and assistant corporate controller of Conner Peripherals, a manufacturer of computer disk drives and information storage products, which was acquired by Seagate Technology. He began his career in the audit practice at Price Waterhouse. Mr. Zerio received a Bachelor of Science degree in Accounting from the University of Connecticut. He is a member of the American Institute of Certified Public Accountants.

Jan Klein has served as Vice President, Business and Market Development since January 1, 2000. Mr. Klein previously provided consulting services to us from May 1999 until December 1999 through DaVinci Solutions, LLC, a company he founded in January 1999. From March 1996 until March 1998, he served as Vice President of Geotek Communications, Inc. From March 1994 until March 1996, he served as the head wireless telecommunications analyst at Dean Witter Reynolds. From August 1977 until March 1994, Mr. Klein was with AT&T, where he held a variety of management positions in sales, marketing, operations and finance, and he managed AT&T's commercial business accounts in New York. At the time of his departure from AT&T, he was Financial Planning Director - PCS. Mr. Klein also headed the finance team that executed the 1994 acquisition of McCaw Cellular by AT&T. Mr. Klein holds a B.S. in Aerospace Engineering from Pennsylvania State University, an M.B.A. from George Washington University, an Executive MBA from Cornell University and completed an accounting certification program at the University of Pittsburgh. He is a Certified Public Accountant in New Jersey, and has held a NASD Series 7 license.

Louis Golm has served as a director since January 2000 and as Chairman of the Board since May 2001. Mr. Golm is an independent consultant and senior advisor to the telecommunications and information management industries. Until 1999, he served as President of AirTouch International, the international division of AirTouch Communications - a wireless communications business. Vodafone Group Plc merged with AirTouch in 1999 to form Vodafone AirTouch, the world's largest wireless communications company. Lou joined AirTouch in 1997 from AT&T where he was President and CEO of AT&T-Japan. He was elected to this position in 1994 and was instrumental in successfully growing this $2 billion business. The businesses he led in Japan are now organized as subsidiaries of AT&T, Lucent and NCR. Prior to his assignment in Japan, Lou held a series of senior management positions at AT&T. From 1991 to 1994, he headed AT&T's business sales force with revenues exceeding $17 billion and an employee force in excess of 10,000 people. He started his career with AT&T in 1964. Lou serves on the Boards of Directors of CLARITI Telecommunications International, as Vice Chairman, Quanta Services, SBS Technologies, US Wireless, and Grupo TelCA Internacional. He also serves as a director of Kirusa and is a founder of this high technology start-up company. Further he is a director of the Japan Society of Northern California. Lou graduated from the University of Denver in 1963 and earned an MBA from the same university in 1964. He graduated with a Master of Science in Management from the Massachusetts Institute of Technology (MIT) in 1980 as a Sloan Fellow.

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

David Robkin has served as a director since December 2000. He was elected by unanimous written consent of the stockholders of our Series B Preferred Stock. Mr. Robkin is a founder and principal of Liberty Venture Partners, a Philadelphia-based venture capital fund, with investments in wireless services and enabling technology, Internet technology and services, and healthcare. Prior to forming Liberty Ventures, Mr. Robkin was a partner at Grant Thornton, an international accounting and consulting firm. Preceding his tenure with Grant Thornton, Mr. Robkin was managing partner of AG Epstein Company, a leading Philadelphia based accounting and consulting firm, which merged with Grant Thornton. Mr. Robkin received his bachelor of business administration from Temple University and is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. He currently serves on the boards of rSchool.com and LAGOS, Inc., and has previously served on the boards of TicketsLive Corporation (now Tickets.com) and CMPEExpress.com (now Cyberian Outpost.com).

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

Provisions Governing the Board of Directors

Terms of Directors

All directors, with the exception of Mr. Eisenstein and Mr. Robkin, who were appointed in accordance with the terms and conditions of the Series C and Series B Preferred Shares, respectively, hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Vacancies on the Board of Directors may be filled by the remaining directors. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

Under the terms of the Series B Preferred Stock, the holder of Series B Preferred Stock have the right to elect one director to the Board of Directors until such time as i) all shares of Series B Preferred stock have been converted to shares of Common Stock and ii) at least 50% of such converted shares Common Stock have been resold by the original holder.

During March and April of 2000, the Company converted all outstanding shares of Series B Preferred Stock into shares of Common Stock. As of February 15, 2001, over 50% of such shares of Common Stock had been resold by the original holder. Accordingly the holders of the Series B preferred stock and the Common Stock issued upon conversion thereof no longer carry a special right to elect a director.

Under the terms of the Series C preferred Stock, the holders of the Series C shall have the right to elect one director to the Board of Directors until such time as 50% of the shares of Series C Preferred Stock have been converted into shares of Common Stock.

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

ITEM 10.    EXECUTIVE COMPENSATION

Summary of Compensation

The following table shows for the fiscal years ended March 31, 2001, 2000 and 1999 compensation awarded or paid to, or earned by, our chief executive officer and our most highly compensated officers, referred to as the "Named Executive Officers":


                          Summary Compensation Table

                                                                                                       Long-Term
                                                                                                     Compensation
                                                                                                     ------------
                                                                                                        Awards
                                                                                                     ------------
                                                                          Annual                   Shares of Common
                                                                       Compensation                Stock Underlying
                                                                       ------------
                                                                                                                         All Other
Name and Principal Position                                  Year     Salary             Bonus         Options         Compensation
---------------------------------                            ----     ------             -----         -------         ------------
Dr. Oliver Hilsenrath/(9)/                                   2001    $273,000              --               --          $1,350/(2)/
   Chief Executive Officer                                   2000     198,000              --          750,000/(1)/     $1,620/(2)/
(until May 25, 2001)                                         1999     130,000              --               --           1,620/(2)/

Dale Stone                                                   2001    $240,000              --               --              --
   President and Chief Operating Officer                     2000      20,000/(3)/         --          500,000/(4)/         --

Dr. Richard Mudge                                            2001     140,000              --          150,000/(5)/         --
   President, Compass Services

Donald Zerio                                                 2001      75,000/(3)/         --          160,000 /(6)/        --
   Vice President, Finance

Jan Klein                                                    2001     150,000              --           25,000              --
   Vice President, Marketing and Business Development        2000      33,750/(3)/     10,000/(8)/     135,000/(7)(8)/      --

David S. Klarman/(9)/                                        2001     135,000              --               --              --
   Vice President, General Counsel and Secretary             2000      83,000              --           75,000/(7)/         --
    (until March 6, 2001)                                    1999      60,000              --                               --

_____________________

(1) Pursuant to an extension of his employment agreement, Dr. Hilsenrath received an option to purchase 750,000 shares of common stock.
(2) Represents the payment of approximately $1,620 for a life insurance and disability policy for the benefit of Dr. Hilsenrath's beneficiaries.
(3) Reflects portion of the year worked. Messrs. Zerio, Stone and Klein commenced employment with the Company in October 2001, March 2000 and December 1999, respectively.
(4) Mr. Stone was granted an option to purchase 400,000 shares of common stock, vesting over four years, 1/4 each year with the first portion vesting on the first anniversary of his agreement. Mr. Stone also received a grant of 100,000 shares of common stock, to vest over a four-year term, commencing with the initial 25% or 25,000 shares vesting on the first anniversary of the date of grant.
(5)  Dr. Mudge was granted 150,000 options, vesting over three years.
(6)  Mr. Zerio was granted 160,000 options, vesting over four years.
(7) Mr. Klarman and Mr. Klein were granted options to purchase 75,000, and 125,000 shares of common stock, respectively, vesting over the three-year term of their agreements.
(8) Jan Klein received a bonus in March 2000, which included $10,000 and the grant of an option to purchase 10,000 shares of common stock, vesting over a three-year period.
(9) As a result of an investigation undertaken by the Audit Committee of the Company's board of directors, the Company now suspects that Messrs. Hilsenrath and Klarman were affiliated with several entities to which the Company paid compensation for services without receiving any services in return (see Item 12- Related Parties)

Compensation Pursuant to Plans

The following table contains information concerning the stock option grants made to each of the Named Executive Officers during the fiscal year ended March 31, 2001:

                              Option Grants in Last Fiscal Year

                                                                Individual Grants
                      --------------------------------------------------------------------------------------------------------------
                                 Number of
                                 Shares of                   % of Total
                                Common Stock                   Options
                                 Underlying                   Granted to                  Exercise
                                  Options                      Employees                 Price per                Expiration
          Name                    Granted                       In 2001                    Share                     Date
----------------------     ----------------------       ----------------------     ----------------------    ----------------------
Richard Mudge(1)(3)             150,000                           9.6%                    $30.94               April 9, 2010
Donald Zerio(2)                 160,000                          10.3                      14.38               October 1, 2010
Jan Klein(2)                     25,000                           1.6                      13.50               August 15, 2010

-------------------
(1)      Vesting at the rate of 1/3 per year.
(2)      Vesting at the rate of 1/4 per year.
(3) Vesting of 50,000 shares underlying the option may be accelerated in the event that the employee meets certain board-designated performance milestones.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

                                                                         Number of Shares of
                                                                            Common Stock
                                                                       Underlying Unexercised             Value of Unexercised
                                 Shares of                                   Options at                  In-the-Money Options at
                               Common Stock                                Fiscal Year-End                Fiscal Year-Ended(1)
                                 Acquired              Value    -----------------------------------  ------------------------------
                                on Exercise          Realized   Exercisable      Unexercisable        Exercisable      Unexercisable
                             ----------------       ----------  -----------------------------------  -------------------------------
Dr. Oliver Hilsenrath                       0                0     1,687,500         562,200           $1,410,000     $           0
Dale Stone                                  0                0       100,000         300,000                    0                 0
Richard Mudge                               0                0             0         150,000                    0                 0
David Klarman                          30,000          373,564       225,000               0              156,800                 0
Jan Klein                                   0                0       101,250          58,750               14,250             4,750

-------------------
(1) Value of unexercised options at fiscal year-end is based on the fair market value of our common stock at March 31, 2001 ($2.94) (based on the closing sale price reported on the Nasdaq National Market on that date) minus the exercise price of the option.

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

Directors who are not otherwise employed by us will not be eligible for participation in the Management Plan. The Management Plan provides for four types of awards: stock options, incentive stock rights, stock appreciation rights (including limited stock appreciation rights) and restricted stock purchase agreements.
                                       42

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 16, 2001 information regarding the beneficial ownership of our common stock and common stock equivalents by (i) each person who we know to be a beneficial owner of 5% or more of our outstanding common stock; (ii) each of our directors and Named Executive Officers; and (iii) all of our executive officers and directors as a group.

                                                                Shares of Common Stock or                 Percentage of Beneficial
Beneficial Owner                                             Common Stock Equivalents/(1)/ /(2)/              Ownership/(3)/
Dennis Francis                                               120,000/(4)/                                                 *
Dale Stone                                                   125,000/(5)/                                                 *
Richard Mudge                                                 50,000/(6)/                                                 *
Donald Zerio                                                      --                                                      *
Jan Klein                                                    101,250/(7)/                                                 *
Louis Golm                                                    16,667/(8)/                                                 *
Barry West                                                   120,000/(9)/                                                 *
David Robkin                                               1,250,000/(10)/                                             4.3%
James S. Eisenstein                                           12,500/(11)/                                                *
Dr. Oliver Hilsenrath                                      5,543,804/(12)/                                              22%
Janvrin Holdings/Ryburn Ltd./Corossger/(2)/                2,500,040/(13)/                                            10.6%
Directors and executive officers
as a group (9 persons)/(4)/ /(10)/                         7,359,221                                                  28.7%

-----------------
     *Less then 1% of 23,504,435 shares

(1) Unless otherwise stated herein, this table is based upon information supplied by directors, executive officers and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. For purposes of this table, shares held by stockholders include any shares held as tenants in common or joint tenants with spouses. Percentages are based on a total of shares of common stock outstanding on July 16, 2001 and shares of common stock outstanding, adjusted in accordance with the rules promulgated by the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are exercisable within 60 days of the date of this table and shares of common stock issuable to that person upon conversion of convertible preferred stock that is convertible within 60 days of the date of this table are also deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

(4) Includes 40,000 shares directly and a fully vested option for 100,000 shares at $4.00 per share.

(footnotes continued from previous page)

(5) Includes 100,000 vested options out of a total option to purchase 400,000 shares of common stock, vesting at the rate of 1/4 per year, with the possibility of the acceleration of 100,000 shares underlying the option in the event the Company achieves board-declared incentives and 25,000 restricted shares out of a total grant of 100,000 shares, whereby Mr. Stone shall receive 25,000 shares of common stock on each one-year anniversary of the date of grant, until fully issued.

(6) Includes 50,000 vested options out of a total option to purchase 150,000 shares, vesting at 1/3 per year, at an exercise price of $30.94.

(7) Includes 59,000 shares issuable upon the exercise of vested options that were transferred from DaVinci Solutions LLC to Mr. Klein pursuant to the terms of his employment agreement. See "Item 9 Employment Agreements." Does not include 77,000 shares issuable pursuant to option agreements, which are not yet vested.

(8) Includes 16,667 vested options out of a total option to purchase 50,000 shares, vesting equally over three years, at an exercise price of $11.20.

(9) Includes 20,000 shares held directly, and 100,000 vested options out of a total option grant of 100,000 shares at an exercise price of $4.00.

(10) Mr. Robkin claims beneficial ownership of the 1,000,000 shares held by Liberty Ventures, along with 250,000 shares held in the name of Sylvia Robkin. Pursuant to his serving on the Board of Directors, Mr. Robkin was granted an option to purchase 50,000 shares, vesting over 9 years. Mr. Robkin's address is: 1 Commerce Sq., 6005 Market St., Philadelphia PA 19103.

(11) Includes 12,500 vested options out of a total option grant of 50,000 shares, vesting in equal portions over three years, at an exercise price of $19.00. Does not include the shares of common stock issuable upon the conversion of the 112,500 shares of Series C Preferred stock or the shares of Series C Preferred Stock issuable in accordance with the dividend on said shares or the shares of common stock into which those dividend shares may be convertible, owned by American Tower Corporation, of which Mr. Eisenstein is the Executive Vice President - Corporate Development and does not have or share investment of voting power over the shares of series C preferred stock held by American Tower Corporation. Accordingly, Mr. Eisenstein disclaims beneficial ownership of the shares held by American Tower Corporation.

(12) Includes 793,152 shares held by Oliver Hilsenrath directly and 3,063,152 shares held in the name of Oliver Hilsenrath Family Investments Ltd., of which Dr. Hilsenrath is the trustee and his family members are the beneficiaries. Includes 1,687,500 shares of common stock, issuable upon the exercise of a vested option and 793,152 shares issued in connection with the Labyrinth merger which are not vested and subject to a vesting schedule. Pursuant to a settlement agreement between the Company and Oliver Hilsenrath, Mr. Hilsenrath has agreed to return approximately 758,000 shares to the Company. (see Item 12 - "Related Party Transactions"). Oliver Hilsenrath's address is: 5151 Blackhawk Dr., Danville CA 94506

(13) The Company is of the belief that these entities are under common control. The address of each of these entities is: Jardine House, 1 Wesley St., St. Helier JE4 8CD, Jersey, Channel Islands.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Involving Former Executive Officers


Audit Committee Investigation into Activities of David Klarman and Oliver
-------------------------------------------------------------------------
Hilsenrath.  As a result of an investigation conducted by the Audit Committee of
-----------
the Company's Board of Directors we believe that Dr. Hilsenrath and/or Mr. Klarman may be affiliated with a number of offshore entities to which we (i) made cash payments; (ii) issued shares of Common Stock and/or (iii) granted options to purchase shares of Common Stock. Most of these entities are foreign companies for which information concerning ownership and control of such entities is unavailable. We have no documentation that would provide a bona fide business reason for the Company to have engaged in these transactions, we have no evidence that these transactions received Board approval and we have no record of any consideration received by us in connection with such transactions other than the forfeiture of options as part of the cashless exercises of the unauthorized options. As a result of the findings of the Audit Committee's investigation, the Company demanded and received David Klarman's resignation and terminated Dr. Hilsenrath's employment. Further, pursuant to an agreement between the Company and Oliver Hilsenrath dated July 12, 2001, Oliver Hilsenrath resigned from the Company's Board of Directors and agreed to return approximately 758,000 shares to the Company (see "Settlement Agreement with Oliver Hilsenrath"). During the entire time period that these transactions took place the two senior executive officers of the Company were Dr. Hilsenrath and Mr. Klarman. The aggregate amount of cash payments made by the Company from August 1997 through January 2000 with respect to these unexplained transactions is approximately $446,000. The aggregate number of shares of Common Stock issued (including the exercise of granted options) by the Company from July 1998 through December 1999 in connection with these transactions is approximately 628,977 shares. As of June 4, 2001, an aggregate of 311,512 shares of Common Stock are held of record by three of these entities and no options to purchase shares of Common Stock remain outstanding. The following is a discussion of the transactions engaged in by the Company during the previous two fiscal years with entities that the Executive Committee has concluded, as a result of the special investigation, are likely to be affiliated with Oliver Hilsenrath and/or David
Klarman:

Telecom Associates.  From August 1997 through January 2000, the Company made
-------------------
monthly payments, via wire transfer, of $12,000 to Telecom Associates Ltd., a British Virgin Islands corporation. The total amount distributed to Telecom Associates was $348,000 ($84,000 in FY 1998; $144,000 in FY 1999; $120,000 in FY
2000). We believe that either David Klarman or Oliver Hilsenrath or both has a beneficial ownership interest in Telecom Associates. Neither has ever disclosed any affiliation between himself and Telecom Associates to the Company's Board of Directors and continues to deny that any affiliation exists.

Biskara/KS Legal.  In July 1999, the Company issued 88,016 shares to Biskara
-----------------
Ltd., a British Virgin Islands corporation ("Biskara") pursuant to a "cashless exercise" in full settlement of an option agreement dated July 31, 1996 to purchase 150,000 shares of common stock at $2.00 per share. On October 21, 1997, Biskara changed its name to "KS Legal." The Company further wire transferred $5,000 monthly payments to KS Legal from June 1997 through January 2000. We believe that David Klarman has a beneficial ownership interest in Biskara/KS Legal, which was not disclosed in any reports of beneficial ownership with the Securities and Exchange

Commission. David Klarman never disclosed any affiliation between himself and Biskara/KS Legal to the Company's Board of Directors and continues to deny that any affiliation exists.

Silicon Valley Investment Partners, Inc. ("SVIP").  On August 4, 1999, the
-------------------------------------------------
Company issued 43,300 shares to SVIP under the employee private placement of 1999, in contravention of the Board of Directors' directive limiting sales to directors, employees and management of the Company. We have no record of the Company having received any consideration for such share issuance. The market value of these shares was $345,172 (based upon closing sale price on the day prior to the date of issuance). We believe that either David Klarman or Oliver Hilsenrath, or both, has a beneficial ownership interest in SVIP and the shares of the Company owned by SVIP, which was not disclosed in any reports of beneficial ownership with the Securities and Exchange Commission. Neither David Klarman nor Dr. Hilsenrath ever disclosed any affiliation between himself and SVIP to the Company's Board of Directors and both continue to deny that any affiliation exists.

Borazon Ltd. Borazon Ltd., a British Virgin Islands corporation, also received
------------
shares under the employee private placement of 1999. On August 4, 1999, we issued 43,300 shares to Borazon. We have no record of the Company having received any consideration for such share issuance. The market value of these shares was $345,172 (based upon closing sale price on the day prior to the date of issuance). We believe that either David Klarman or Oliver Hilsenrath, or both, has a beneficial ownership interest in Borazon which was not disclosed in any reports of beneficial ownership with the Securities and Exchange Commission. Neither David Klarman nor Oliver Hilsenrath ever disclosed any affiliation between himself and Borazon to the Company's Board of Directors and both continue to deny that any affiliation exists.

Craiglands/IDS Telecom Investment Group. On May 1, 1999, the Company granted
----------------------------------------
Craiglands Ltd., a British Virgin Islands corporation, an option to purchase 150,000 shares at $2.50 per share, purportedly as compensation for fundraising activities during the Company's 1999 private placement (Series B). The fair market value of these options at grant date, $162,000, was recorded as offering costs. On December 31, 1999, the entire 150,000 option grant was exercised in full through a "cashless exercise" transaction, resulting in the issuance by the Company of 130,520 shares to IDS Telecom Investment Group (fka Craiglands). According to the Company's transfer agent's records, these shares remain in the name of IDS Telecom as of the date of this report.

On May 17, 1999, the Company issued 149,425 shares to Craiglands purportedly as compensation for fundraising activities during the Company's 1999 private placement (Series B). The fair market value of these shares at grant date, $244,000, was recorded as offering costs.

We believe that Oliver Hilsenrath and/or David Klarman are affiliated with Craiglands/IDS Telecom and that Craiglands/IDS Telecom's transactions in the Company's stock were not disclosed in any reports of beneficial ownership with the Securities and Exchange Commission. Neither Dr. Hilsenrath nor David Klarman ever disclosed any affiliation between himself and Craiglands and/or IDS Telecom Investment Group to the Company's Board of Directors and both continue to deny that any affiliation exists.

Eldoret/MSD Investment Advisors, Inc.  On July 1, 1998, the Company granted
-------------------------------------
Eldoret Ltd., a British Virgin Islands corporation, an option to purchase 150,000 shares at $2.00 per share, purportedly as compensation for fundraising activities during the Company's 1998 private placement. The fair market value of these options at grant date, $230,966, was recorded as offering costs related to the Company's 1998 private placement. On December 31, 1999, the entire 150,000 option grant was exercised in full through a "cashless exercise" transaction, resulting in the issuance by the Company of 134,416 shares to MSD Investment Advisors, which was formerly named Eldoret. According to the records of the Company's transfer agent, these shares remain in the name of MSD Investment Advisors as of the date of this submission.

We believe that Oliver Hilsenrath and/or David Klarman are affiliated with Eldoret/MSD Investment Advisors and that Eldoret/MSD Investment Advisors' transactions in the Company's stock were not disclosed in any reports of beneficial ownership with the Securities and Exchange Commission. Neither Dr. Hilsenrath nor David Klarman ever disclosed any affiliation between himself and Eldoret and/or MSD Investment Advisors, Inc. to the Company's Board of Directors and both continue to deny that any affiliation exists.

2000 Private Placement

In June 2000, we consummated a private placement offering of our securities, in which we sold 112,500 shares of our Series C Preferred Stock to American Tower Corporation ("ATC"). The holders of the Series C Preferred Stock have the right to elect one member of our board of directors. The Series C Preferred Stockholders elected Jim Eisenstein as their appointee. At the same time as we sold Series C Preferred Stock to ATC, we entered into a Master Lease Agreement ("MLA") and a Services Agreement with ATC.

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

    3.2.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 (the "1999 Form 10-KSB"))
    3.2.2 Certificate of Amendment of the Certificate of Incorporation of we (incorporated by reference from the 1999 Form 10-KSB)
    3.2.3 Certificate of Amendment of the Certificate of Incorporation of we (incorporated by reference from the 1999 Form 10-KSB)
    3.2.4 Certificate of Designation of the Series C Preferred Stock which we filed on May 17, 2000.
      3.4 By-Laws of the Company (incorporated by reference from our Registration Statement on Form SB-2 dated March 28, 1994 under File No. 33-68306-NY (the "1994 Form SB-2"))
    3.4.1 Amendment to the By-Laws dated November 25, 1997 (incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 (the "1998 Form 10-KSB"))
      3.5 Form of Common Stock Certificate (incorporated by reference from the 1994 Form SB-2).
    3.6.2   Form of Series C Preferred Stock Certificate.
    10.74 Form of Employment Agreement with Dr. Oliver Hilsenrath (incorporated by reference from our Report on Form 8-K dated July 11, 1996).
    10.77 Amended Employment Agreement with Dr. Oliver Hilsenrath 1997 (incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 (the "1997 Form 10-KSB"))
    10.89 Employment Agreement with Jan Klein dated January 1, 2000 (incorporated by reference from the Form 10-KSB dated June 29, 2000).
    10.90 Master License Agreement with American Tower Corporation dated May 31, 2000 (incorporated by reference from the Form 10-KSB dated June 29, 2000).
    10.91 Services Agreement with American Tower Corporation dated May 31, 2000 (incorporated by reference from Form 10-KSB dated June 29,
            2000).
    10.92 Business Alliance Agreement between the Company and Hewlett Packard Company (incorporated by reference from Form 10-QSB dated November 13, 2000).
    10.93 Purchase Agreement between the Company and Hewlett Packard Credit Corporation (incorporated by reference from Form 10-QSB dated November 13, 2000).
    10.94 Consulting Agreement between the Company and Hewlett Packard Company (incorporated by reference from Form 10-QSB dated November 13,
            2000).
   *10.95   MOU dated as of July 11, 2001 between the Company and Oliver
            Hilsenrath
   *10.96 Voting Agreement as of July 12, 2001 between the Company and Oliver Hilsenrath
     16.1 Letter on Change in Certifying Accountant (incorporated by reference from the Form 8-K dated March 15, 2000)

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, we have duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 16/th/ day of July 2001.


                           U.S. WIRELESS CORPORATION


                         By: \s\ Dennis Francis
                            --------------------------------
                                  Dennis Francis
                             Chief Executive Officer



                       By: \s\ Donald Zerio
                          ___________________________________
                          Donald Zerio
                          Chief Financial Officer



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, in the capacities and on the dates indicated.

                 Signature                                    Title                               Date
                 ---------                                    -----                               ----
             \s\ Dennis Francis                  Chief Executive Officer                     July 16, 2001
------------------------------------------
               Dennis Francis


               \s\ Dale Stone                  President and Chief Operating Officer         July 16, 2001
------------------------------------------
                 Dale Stone                    and Director


               \s\ Louis Golm                  Chairman of the Board of Directors            July 16, 2001
------------------------------------------
                 Louis Golm


               \s\ Barry West                  Director                                      July 16, 2001
------------------------------------------
                 Barry West


              \s\ David Robkin                 Director                                      July 16, 2001
------------------------------------------
                David Robkin


            \s\ James Eisenstein               Director                                      July 16, 2001
------------------------------------------
              James Eisenstein

                                      U.S. Wireless Corporation and Subsidiaries



                                               Consolidated Financial Statements
                                     For the Years Ended march 31, 2001 and 2000

                                      U.S. Wireless Corporation and Subsidiaries
                                                               Table of Contents



Reports of Independent Certified Public Accountants                                                   F-3

Consolidated Financial Statements
     Consolidated Balance Sheets                                                               F-4 to F-5
     Consolidated Statements of Operations                                                            F-6
     Consolidated Statements of Stockholders'
     (Deficit) Equity                                                                          F-7 to F-9
     Consolidated Statements of Cash Flows                                                   F-10 to F-12
     Notes to Consolidated Financial Statements                                              F-13 to F-27

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
U.S. Wireless Corporation and Subsidiaries
San Ramon, California


We have audited the accompanying consolidated balance sheet of U.S. Wireless Corporation and Subsidiaries (the "Company") as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Wireless Corporation and Subsidiaries at March 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's current cash position is projected to sustain the Company only through the third quarter of fiscal year 2002. To date, the Company has earned insignificant revenues. The Company's shares have been halted from trading, thereby reducing the Company's ability to raise equity capital. These factors combined with other matters mentioned in Note 2 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  BDO SEIDMAN, LLP


San Francisco, California
July 6, 2001

                                      U.S. Wireless Corporation and Subsidiaries
                                                     Consolidated Balance Sheets




March 31,                                                                                               2001                   2000
------------------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets

    Cash and cash equivalents                                                          $           13,830,793     $       5,311,209
    Costs and earnings in excess of billings (Note 4)                                                 138,432               110,746
    Other current assets                                                                               25,662                 9,969
------------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                               13,994,887             5,431,924
------------------------------------------------------------------------------------------------------------------------------------
Equipment And Fixtures (Note 6)                                                                     2,783,910             1,299,193

Less Accumulated Depreciation                                                                      (1,684,239)             (978,210)
------------------------------------------------------------------------------------------------------------------------------------
Equipment And Fixtures, net                                                                         1,099,671               320,983
------------------------------------------------------------------------------------------------------------------------------------
Network Infrastructure Construction in Progress (Notes 2 and 6)                                     7,732,624                     -

Other Assets (Note 5)                                                                                  85,361               151,300
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $           22,912,543     $       5,904,207
====================================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                      U.S. Wireless Corporation and Subsidiaries
                                                     Consolidated Balance Sheets

March 31,                                                                                              2001                   2000
------------------------------------------------------------------------------------------------------------------------------------
Liabilities And Stockholders' (Deficit) Equity

Current Liabilities
    Notes payable, current portion (Note 6)                                            $           7,594,503   $                  -
    Accounts payable                                                                               5,726,197                507,534
    Accrued expenses                                                                                 782,842                 77,089
    Accrued payroll taxes                                                                            945,700                530,000
    Dividends payable                                                                              1,323,172                 50,055
    Accrued litigation settlement costs (Note 11)                                                  9,422,290                      -
    Capital lease obligations, current portion (Note 10)                                              14,663                 11,059
------------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                         25,809,367              1,175,737

Notes payable, Less Current Portion (Note 6)                                                         312,544                      -

Capital Lease Obligations, Less Current Portion (Note 10)                                             15,140                 33,156
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                                 26,137,051              1,208,893
------------------------------------------------------------------------------------------------------------------------------------

Commitments, Contingencies and Subsequent Events (Notes 2, 10, 11, 12 and 13)

Stockholders' (deficit) equity (Notes 6, 8, 9, 11 and 12)
    Series A preferred stock, convertible, 6% cumulative, $.01 par value,
       300,000 shares authorized; 20,000 shares issued and outstanding at March
       31, 2000 (liquidation preference of $400,000)                                                       -                    200
    Series B preferred stock, convertible, $.01 par value, 60,000 shares authorized;
       38,400 shares issued and outstanding at March 31, 2000 (liquidation
       preference of $3,840,000)                                                                           -                    384
    Series C preferred stock, convertible, 6.5% cumulative, $.01 par value 150,000 shares authorized; 112,500 issued and outstanding at March 31, 2001
       (liquidation preference of $23,732,000)                                                         1,125                      -
    Common stock, $.01 par value, 40,000,000 shares authorized, 21,373,335 and
       17,100,658 shares issued and outstanding; 1,566,720 and 1,615,680 of which
       are subject to vesting                                                                        213,734                171,007
    Additional paid-in capital                                                                    71,287,726             46,446,973
    Common stock subscribed                                                                                -                 64,476
    Accumulated deficit                                                                          (74,727,093)           (41,987,726)
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' (Deficit) Equity                                                              (3,224,508)             4,695,314
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities And Stockholders' (Deficit) Equity                                   $          22,912,543   $          5,904,207
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                      U.S. Wireless Corporation and Subsidiaries
                                           Consolidated Statements of Operations

      Years ended March 31,                                                    2001                       2000
-----------------------------------------------------------------------------------------------------------------
Net revenues (Note 4)                                                     $    212,262               $    249,178
                                                                          ------------               ------------
Costs and expenses:
   Cost of revenues (Note 4)                                                   274,844                    265,445
   Research and development (Note 3)                                        12,134,259                  3,497,435
   Operating expenses                                                       10,410,255                  5,174,145
                                                                          ------------               ------------
Total costs and expenses                                                    22,819,358                  8,937,025
                                                                          ------------               ------------

Loss from operations                                                       (22,607,096)                (8,687,847)

Other income (expense):
   Interest income, net                                                        740,846                    495,638
   Litigation settlement costs (Note 11)                                    (9,600,000)                        --
   Equity in loss of joint venture (Note 5)                                         --                   (390,208)
   Equity in loss of Mantra (Note 5)                                                --                   (127,235)
   Loss from unauthorized stock issuances (Note 12)                                 --                 (5,331,114)
                                                                          ------------               ------------
Net loss                                                                   (31,466,250)               (14,040,766)

Dividends on Preferred Stock                                                (1,273,117)                (3,691,848)
                                                                          ------------               ------------
Net loss attributable to common shares                                    $(32,739,367)              $(17,732,614)
                                                                          ============               ============
Basic and diluted loss per common share
                                                                          $      (1.67)              $      (1.42)
                                                                          ============               ============

Weighted average number of common shares outstanding                        19,639,932                 12,445,253
                                                                          ============               ============

                    See accompanying notes to consolidated financial statements.

                                      U.S. Wireless Corporation and Subsidiaries
                                 Consolidated Statements of Stockholders' Equity

                                                  Series A Preferred Stock     Series B Preferred Stock   Series C Preferred Stock
                                                                            --------------------------------------------------------
Notes 6, 8, 9, 11 and 12                            Shares        Amount         Shares        Amount        Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1999                           70,000       $     700          50,000    $      500            -    $        -
------------------------------------------------------------------------------------------------------------------------------------
Amortization of unearned compensation                   -               -               -             -            -             -
Common stock subscription                               -               -               -             -            -             -

Issuance of stock in connection with private
placement, including compensation expense of
$295,100                                                -               -          10,000           100            -             -
Conversion of preferred stock                     (50,000)           (500)        (21,600)         (216)           -             -

Retirement of non-vested, forfeited shares related
to minority interest acquisition                        -               -               -             -            -             -
Exercise of common stock options                        -               -               -             -            -             -

Other common stock sales, including compensation
expense of $41,791                                      -               -               -             -            -             -
Compensation related to stock option grants to
employees and consultants                               -               -               -             -            -             -

Vesting of shares related to
minority interest acquisition                           -               -               -             -            -             -
Increase in investment in joint venture                 -               -               -             -            -             -
Unauthorized issuances of common stock                  -               -               -             -            -             -
Deemed dividend for Series B Preferred Stock            -               -               -             -            -             -
Dividends on preferred stock                            -               -               -             -            -             -
Net loss                                                -               -               -             -            -             -
------------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2000                           20,000             200          38,400           384            -             -
Conversion of preferred stock                     (20,000)           (200)        (38,400)         (384)           -             -
Issuance of subscribed common shares                    -               -               -             -            -
Retirement of non-vested, forfeited shares related
to minority interest acquisition                        -               -               -             -            -             -
Exercise of common stock options                        -               -               -             -            -             -
Compensation related to stock option grants to
employees and consultants                               -               -               -             -            -             -
Issuance of stock for legal settlements                 -               -               -             -            -             -
Issuance of warrants in conjunction
with promissory note                                    -               -               -             -            -             -
Issuance of Series C preferred stock in connection
with private placement                                  -               -               -             -      112,500         1,125
Dividends on preferred stock                            -               -               -             -            -             -
Net loss                                                -               -               -             -            -             -
====================================================================================================================================
Balances, March 31, 2001                                -       $       -               -    $        -      112,500    $    1,125
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                      U.S. Wireless Corporation and Subsidiaries
                                 Consolidated Statements of Stockholders' Equity

                                                                  Common Stock         Additional          Unearned
 Notes 6, 8, 9, 11 and 12                                    Shares          Amount  Paid-in Capital     Compensation
----------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1999                                  13,556,188    $    135,563    $ 32,504,598    $   (244,958)
Amortization of unearned compensation                           --              --              --           244,958
Common stock subscription                                       --              --              --              --
Issuance of stock in connection with private
placement, including compensation expense of $295,100        278,400           2,784       1,568,826            --

Conversion of preferred stock                              2,498,982          24,990         (24,274)           --
Retirement of non-vested, forfeited shares related
to minority interest acquisition                            (413,103)         (4,131)           --              --

Exercise of common stock options                             366,960           3,669         847,280            --
Other common stock sales, including compensation
expense of $41,791                                           169,254           1,692         640,100            --
Compensation related to stock option grants to
employees and consultants                                     15,000             150       1,356,636            --
Vesting of shares related to
minority interest acquisition                                   --              --            71,585            --
Increase in investment in joint venture                         --              --           331,578            --

Unauthorized issuances of common stock                       628,977           6,290       5,590,644            --
Deemed dividend for Series B Preferred Stock                    --              --         3,560,000            --
Dividends on preferred stock                                    --              --              --              --
Net loss                                                        --              --              --              --
----------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2000                                  17,100,658         171,007      46,446,973            --

Conversion of preferred stock                              3,975,593          39,756         (39,172)           --
Issuance of subscribed common shares                          29,989             300          64,176            --
Retirement of non-vested, forfeited shares related
to minority interest acquisition                             (73,501)           (735)            735            --

Exercise of common stock options                             240,596           2,406         723,611            --
Compensation related to stock option grants to
employees and consultants                                       --              --         2,277,155            --

Issuance of stock for legal settlements                      100,000           1,000         340,667            --
Issuance of warrants in conjunction
with promissory note                                            --              --           415,700            --
Issuance of Series C preferred stock in connection
with private placement                                                                    21,057,881
Dividends on preferred stock                                    --              --                --            --
Net loss                                                        --              --                --            --
----------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2001                                  21,373,335    $    213,734    $ 71,287,726    $       --
----------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                   U.S. Wireless Corporation and Subsidiaries
                              Consolidated Statements of Stockholders' Equity



                                                          ----------------------- ------------------------------------
                                                                 Common Stock            Accumulated
 Notes 6, 8, 9, 11 and 12                                         Subscribed               Deficit           Total
--------------------------------------------------------------------------------- -----------------------------------
Balances, March 31, 1999                                          $       --            $(24,291,605)      $8,104,798
Amortization of unearned compensation                                     --                      --          244,958
Common stock subscription                                             64,476                      --           64,476
Issuance of stock in connection with private
placement, including compensation expense of $  295,100                   --                      --        1,571,710
Conversion of preferred stock                                             --                      --               --
Retirement of non-vested, forfeited shares related
to minority interest acquisition                                          --                      --           (4,131)
Exercise of common stock options                                          --                      --          850,949
Other common stock sales, including compensation
expense of $41,791                                                        --                      --          641,792
Compensation related to stock option grants to
employees and consultants                                                 --                      --        1,356,786
Vesting of shares related to
minority interest acquisition                                             --                      --           71,585
Increase in investment in joint venture                                   --                      --          331,578
Unauthorized issuances of common stock                                    --                      --        5,596,934
Deemed dividend for Series B Preferred Stock                              --              (3,560,000)              --
Dividends on preferred stock                                              --                 (95,355)         (95,355)
Net loss                                                                  --             (14,040,766)     (14,040,766)
--------------------------------------------------------------------------------- -----------------------------------
Balances, March 31, 2000                                              64,476             (41,987,726)       4,695,314
Conversion of preferred stock                                             --                      --               --
Issuance of subscribed common shares                                 (64,476)                     --               --
Retirement of non-vested, forfeited shares related
to minority interest acquisition                                          --                      --               --

Exercise of common stock options                                          --                      --          726,017
Compensation related to stock option grants to
employees and consultants                                                 --                      --        2,277,155

Issuance of stock for legal settlements                                   --                      --          341,667
Issuance of warrants in conjunction
with promissory note                                                      --                      --          415,700
Issuance of Series C preferred stock in connection
with private placement                                                    --                      --       21,059,006
Dividends on preferred stock                                              --              (1,273,117)      (1,273,117)
Net loss                                                                  --             (31,466,250)     (31,466,250)
--------------------------------------------------------------------------------- -----------------------------------
Balances, March 31, 2001                                          $       --            $(74,727,093)     $(3,224,508)
--------------------------------------------------------------------------------- -----------------------------------

                    See accompanying notes to consolidated financial statements.

                           U.S. Wireless Corporation and Subsidiaries
                              Consolidated Statements of Cash Flows



Years ended March 31,                                                               2001              2000
-------------------------------------------------------------------------- -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                           $(31,466,250)   $(14,040,766)
Adjustments to  reconcile  net  loss  to  cash  used  for  operating activities:
   Loss due to unauthorized share issuances                                                  --       5,331,114
   Stock based compensation expense                                                   2,277,155       2,072,535
   Depreciation and amortization                                                        706,029         542,000
   Non cash litigation settlement charges                                               341,667              --
   Non cash interest expense                                                             72,747              --
   Equity in losses of joint venture and Mantra                                              --         517,443
   Purchased research and development and compensation
   expense related to minority interest acquisition                                          --          67,454

Increase (Decrease) from changes in assets and liabilities:
   Costs and earnings in excess of billings                                             (27,686)       (110,746)
   Other current assets                                                                 (15,693)         (7,646)
   Other assets                                                                          65,939        (118,000)
   Accounts payable                                                                   6,468,663         171,993
   Accrued expenses                                                                     705,753          77,089
   Accrued litigation settlement costs                                                9,422,290              --
   Accrued payroll taxes                                                                415,700         530,000
                                                                                   ------------    ------------
          Net cash used for operating activities                                    (11,033,686)     (4,967,530)
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and fixtures                                                (1,484,717)       (437,154)
   Capitalized construction in progress                                              (7,732,624)             --
   Advances to Mantra                                                                        --         (69,114)
   Other                                                                                     --        (142,818)
                                                                                   ------------    ------------
          Net cash used for investing activities                                     (9,217,341)       (649,086)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock,
   net of offering costs                                                             21,059,006       1,000,000
   Proceeds from promissory note                                                      7,000,000              --
   Proceeds from common stock subscribed                                                     --          64,476
   Collection of stock subscription                                                          --       2,300,000
   Proceeds from issuance of common shares                                                   --       1,005,001
   Proceeds from exercise of common stock options                                       726,017         854,479
   Preferred dividends paid                                                                  --         (45,300)

                           U.S. Wireless Corporation and Subsidiaries
                              Consolidated Statements of Cash Flows

   Payments on capital lease obligations                                                (14,412)        (39,119)
                                                                                   ------------    ------------
         Net cash provided by financing activities                                   28,770,611       5,139,537
                                                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  8,519,584        (477,079)
Cash and cash equivalents, beginning of year                                          5,311,209       5,788,288
                                                                                   ------------    ------------
Cash and cash equivalents, end of year                                             $ 13,830,793    $  5,311,209
                                                                                   ============    ============

Supplemental disclosure of cash flow information:
   Income taxes paid                                                               $      3,786    $     12,160
                                                                                   ============    ============
   Interest paid                                                                   $    396,782    $      8,949
                                                                                   ============    ============


Schedule of non-        During fiscal 2001, the Company refinanced $1,250,000 in
cash investing and      accounts payable to a major vendor by entering into an
financing activities    unsecured note agreement with this vendor (See Note 5).

                        During fiscal 2001 and 2000, $1,273,117 and $50,055 of
                        dividends were accrued on the Company's preferred stock but were not paid in cash.

                        During fiscal 2001, 20,000 shares of Series A Preferred Stock were converted into 135,593 shares of common stock and 38,400 shares of Series B Preferred Stock were converted into 3,840,000 shares of common stock.

                        During fiscal 2001, warrants to purchase common stock valued at $415,700 were issued in conjunction with a promissory note agreement.

                        During fiscal 2000, 50,000 shares of Series A Preferred Stock were converted into 338,982 shares of common stock and 21,600 shares of Series B Preferred Stock were converted into 2,160,000 shares of common stock. In addition, 352,952 shares of common stock were issued upon the cashless exercise of stock options; however, these issuances were later determined to be unauthorized stock issuances as described in Note 12.

                        During fiscal 2000, the Company entered into capital leases for equipment with a cost totaling $44,215.

                        In connection with the issuance of the Series B Preferred Stock in fiscal 2000, the Company recorded a deemed dividend of $3,560,000 as a result of a

                               U.S. Wireless Corporation and Subsidiaries
                                    Consolidated Statements of Cash Flows


                               beneficial conversion feature (see Note 9).

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

                                      U.S. Wireless Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements


Note 1 - Summary of Accounting Policies

Organization and Business

U.S. Wireless Corporation ("The Company") is headquartered in San Ramon, California, and was incorporated in the State of Delaware in February 1993. The Company develops high-performance, network-based location systems (known as the RadioCamera system) designed to enable wireless carriers and others to provide their customers with value-added, location-based services and applications, including: enhanced 911, live-navigation assistance, enhanced 411, and asset and vehicle tracking.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less on the date of acquisition to be cash equivalents.

As of March 31, 2001 and 2000, substantially all of the Company's cash and cash equivalents were in excess of the federally insured limits.

Equipment and fixtures

Equipment and fixtures are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally two to five years. Maintenance and repairs are charged to operations as incurred and improvements are capitalized.

Network Infrastructure Construction in Progress

Network infrastructure construction in progress represents capitalized costs relating to the Company's network infrastructure, including $160,030 of capitalized interest as of March 31, 2001. Depreciation of these assets will begin once the location network is placed into service, which is currently anticipated during the first half of fiscal year 2002. The Company has significantly decreased its spending on the buildout of the network infrastructure pending additional financing.

Long-Lived Assets

Long-lived assets are evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated useful life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. In determining whether impairment exists, the Company compares estimated undiscounted future cash flows to the carrying value of the asset.

                                      U.S. Wireless Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements


Income taxes

The Company uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized based on the temporary differences between the financial statement and income tax basis of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established for deferred tax assets to the extent of the likelihood that the deferred tax assets may not be realized.

Stock-based compensation

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, but are required to disclose pro forma net income (loss) and earnings (loss) per share as if the fair value method had been adopted. The Company has elected to continue to account for employee stock-based compensation under APB No. 25.

Research and development

Research and development costs that do not have alternative future uses are expensed as incurred, in accordance with SFAS No. 2 Accounting for Research and Development Costs.

                                      U.S. Wireless Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements


Net loss per share

Basic earnings (loss) per share is computed by dividing net loss attributable to common shares, by the weighted average number of common shares outstanding during each period. The weighted average common shares are exclusive of the contingent unvested shares related to the Labyrinth purchase (Note 2). Diluted earnings (loss) per share is similar to basic earnings (loss) per share, except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock options or warrants, contingent shares and the conversion of preferred stock, as if they had been issued.

For each period presented, there is no difference between basic and diluted loss per common share, as the effects of the exercise of common stock options, the conversion of preferred stock, and the issuance of any contingent shares related to the acquisition of the minority interest of Labyrinth are anti-dilutive, given the net loss recorded in each year presented. The following shares were excluded from the computation of diluted earnings per share since their effect would be antidilutive:


                                                                            Number of Shares Convertible
                                                           --------------------------------------------------------------------
Fiscal Year                                                                    2001                  2000
---------------------------------------------------------------------  ---------------------------------------------------------
Options                                                                   7,537,527             6,279,871
Preferred A Stock                                                                 -               135,593
Preferred B Stock                                                                 -             3,840,000
Preferred C Stock                                                         1,247,115                     -
Contingent Shares Subject to Vesting                                      1,566,720             1,615,680
---------------------------------------------------------------------  ---------------------------------------------------------
                                                                         10,351,362            11,871,144
=====================================================================  =========================================================

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

                                      U.S. Wireless Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements


Recent accounting pronouncements

In June 1998 and June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending March 31, 2002. Management believes that the adoption of these statements will not have a significant impact on the Company's financial position or results of operations.

In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB No. 101 was adopted by the Company during the fourth quarter of fiscal 2001, and did not have a material impact on the Company's financial results.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2 - Going Concern

At March 31, 2001, the Company had cash and cash equivalents of approximately $13.8 million. Based on management's estimates, capital resources are expected to meet cash requirements through the second quarter of fiscal 2002 for the continuation of research, development, and field trials. Wireless carriers have delayed, relative to the Company's initial expectations, implementation of the FCC's E911 mandate, which would have required the carriers to be able to determine and report the location of callers beginning in October 2001. This delay has impacted the Company's ability to generate revenue from the investments made in the technology. Given the unlikely prospects for short-term carrier contracts, the Company accelerated its development and marketing efforts in positioning itself as a leader in the traffic/transportation business. While the Company has made substantial progress in this regard, it does not expect to generate sufficient revenues to sustain on-going operations. Based on management's belief that the FCC will push the carriers to implement E911 solutions quickly and the Company's recent success in demonstrating a viable traffic product, the Company believes that it will be in a position to realize a number of contracts that will justify the further build-out of the RadioCamera location network. Should this occur, the Company would need significant additional financing for network deployment and to fund its on-going operations in fiscal 2002. Given the capital intensity of a nationwide build-out, the Company is actively assessing alternative strategies and partnerships that would defray some or all of this cost.

Due to the unforeseen dismissal of the CEO in May 2001 and as a result the Company's decision to restate certain transactions in its prior historical financial statements (Note 12), the Company received a letter of

                                      U.S. Wireless Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements


determination halting its current trading on the Nasdaq exchange. As a result, the Company was delayed and compromised in its fund raising activity. In lieu of raising public equity, the Company is developing plans for private equity and/or strategic investment financing.

To address this issue, the Company has initiated discussions with potential strategic partners that have the capacity and capability to support the technology and operation of the RadioCamera Network and are in a position to fund continuing operations until sufficient revenues can be generated from the anticipated carrier and traffic industry contracts. In the event that the Company is unable to secure a strategic partner or investor, the Company plans to seek bridge financing until contracts materialize and/or a strategic partnerships is secured. Our auditor has stated in its report that substantial doubt exists about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Note 3 - Acquisition of Minority Interest

In January 1998, the Company submitted Exchange Offer Agreements (the "Exchange Offer") to stockholders representing the 49% minority interest in Labyrinth, increasing the Company's ownership to 100%. Pursuant to the terms of the Exchange Offer, the Company exchanged 4,498,200 shares of its common stock for 490,000 shares of common stock of Labyrinth. The Exchange Offer provides that the shares of the Company's common stock will vest subject to the following vesting schedule:

(i)   20% of shares vest one year from issuance.

(ii) 40% of shares shall vest upon successful completion and operation of the Company's primary product in a major market.

(iii) 40% of the shares shall vest when the Company achieves cumulative sales of $15 million.

As of March 31, 2001 and 2000, an aggregate of 2,561,156 shares of the Company's common stock have vested, as defined by the Exchange Offer.

During fiscal 2000 the Company recorded in-process research and development of $30,294 and compensation expense of $41,291 related to the vesting of 36,353 shares to an employee-shareholder.

As of March 31, 2001, there are 1,566,720 shares (793,152 held by employees) remaining to vest upon achievement of the third and final milestone. As a result of a legal settlement, in April 2000, a total of 367,200 shares relating to the third milestone were canceled and replaced by an equal number of newly issued shares (see Note 11).

Note 4 - Costs and earnings in excess of billings

This account represents costs and earnings in excess of billings on a contract with a state government agency to provide traffic flow information. The total contract amount is $461,440 and completion occurred during the fiscal year ended March 31, 2001. The remaining balance was billed in May 2001. The revenues under this contract represented all of the revenues earned in fiscal years 2001 and 2000.

                                      U.S. Wireless Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements


Note 5 - Other Assets

Other assets consist of the following:

March 31,                                                  2001           2000
------------------------------------------------------------------------------

   Lease deposits                                       $ 85,361     $  25,035
   Prepaid registration fees                                   -       118,000
   Investment in Mantra Technologies, Inc.                     -         8,265
    Investment in Wireless Technology, Inc.                    -             -
------------------------------------------------------------------------------
   Total                                                $ 85,361     $ 151,300
==============================================================================

The Company's investment in Wireless Technology, Inc. ("WTI") represents an investment in a joint venture with Anam Instruments, Inc. to develop and manufacture a Code Division Multiple Access ("CDMA") interface for the RadioCamera. The Company has an 11% interest in the joint venture which is being accounted for under the equity method of accounting due to the existence of significant influence by the Company on the operations of WTI.

The Company retains sole ownership of the developed technology. WTI, in return, receives the right to manufacture and market the CDMA version of the RadioCamera throughout Korea, Asia and Australia. WTI will be required to pay the Company a royalty for each product sold, exclusive of product sales to the Company, based upon commercially acceptable terms that have yet to be determined. The Company will be required to pay WTI a similar royalty for each product sold by the Company which has not been manufactured by WTI. The Company also agrees to use WTI as its preferred supplier of the CDMA version of the RadioCamera subject to WTI being able to provide the product on competitive terms. In fiscal 2001, the Company entered into a purchase commitment with WTI for CDMA radio cameras and related parts in the amount of $1.6 million. Of this amount, $800,000 has been incurred as of March 31, 2001, and the remaining amount is contingent upon WTI delivering a working model of the CDMA version of the RadioCamera.

During fiscal years 2001 and 2000, the Company received $0 and $534,000, respectively, for reimbursements for ongoing research and development expenses of the product incurred by the Company unrelated to the reimbursable amount noted above. These reimbursements were recorded as a reduction of research and development expense.

During fiscal 2000, the Company recognized its equity in the net losses in WTI which totaled $390,208. In fiscal 2001, no losses have been recognized as the value of the investment was written down to zero as of March 31, 2000. Mantra Technologies ("Mantra") was a former subsidiary of the Company that developed network management systems. Due to a recapitalization in fiscal 1999, the Company's ownership was reduced to 44% and this investment has therefore been accounted for under the equity method of accounting since that time. The Company recognized its equity in the net losses of Mantra of $8,265 and $127,235 for fiscal 2001 and 2000, respectively. Mantra ceased operations during fiscal 2000.

                                      U.S. Wireless Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements

Note 6 - Notes Payable

In March 2001, the Company entered into an unsecured note payable agreement to refinance its accounts payable balance with a major vendor in the amount of $2,000,000, of which $750,000 was paid upon signing the agreement. The remaining balance of $1,250,000 accrues interest at 9.0% per annum, and is payable in $100,000 installments of principal and interest, beginning in June 2001 and ending in July 2002.


In September 2000, the Company entered into agreements with Hewlett Packard Credit Corporation ("HPCC"), a subsidiary of Hewlett Packard Company ("HP"), including a Note and Warrant Purchase Agreement, Promissory Note, Warrant Agreement, Registration Rights Agreement, Consulting Agreement, Project Agreement and Business Alliance Agreement. At the closing the Company received the proceeds of a $7,000,000 promissory note, which are to be used primarily for HP services and equipment in the construction of its initial network operating center. The note is due in its entirety on September 21, 2003 and accrues interest at 10.5%, payable quarterly. The note is collateralized by substantially all of the Company's equipment and fixtures, including network operating center equipment.

In connection with the issuance of the promissory note, the Company granted HPCC a warrant to purchase up to a maximum of an aggregate of 41,990 shares of common stock at an exercise price of $16.67. The Company valued the warrant using the Black-Scholes option valuation model to be approximately $415,700 based on a three year life, a risk free interest rate of 6.5% and a 100% volatility factor. The value of the warrants was recorded as paid in capital and as a discount to the promissory note. The discount is being amortized to interest expense on a method that approximates the effective interest method. Interest expense on the note, including amortization of discount of $72,748, was $463,818 for the year ended March 31, 2001, of which $160,030 was capitalized to network infrastructure. The effective interest rate on the note is approximately 13% per annum and the unamortized discount is $342,953 at March 31, 2001.

Although the promissory note is not payable until September 2003, the Company is in technical default of certain covenants of the promissory note agreement, and is currently in negotiations with HPCC to cure the events of default. Accordingly, the note payable has been classified as a current liability in the consolidated balance sheet.

                                      U.S. Wireless Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements



Note 7 - Income Taxes

The major components of the deferred tax assets and liabilities are as follows:

March 31,                                                                                           2001                   2000
---------------------------------------------------------------------  ---------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                                                    $       14,596,000      $     6,496,000
   Litigation settlement costs                                                                  4,045,000                    -
   Accrued expenses                                                                               495,000              260,000
   Research and development tax credit carryforwards                                              966,000              966,000
   Stock-based compensation                                                                       802,000              786,000
   Other                                                                                          665,000              513,000
-----------------------------------------------------------------------   ------------------------------------------------------
Gross deferred tax assets                                                                      21,569,000            9,021,000

Deferred tax liabilities:
   State income taxes                                                                          (1,127,000)            (498,000)
-----------------------------------------------------------------------   ------------------------------------------------------
Net deferred tax assets before valuation allowance                                             20,442,000            8,523,000
Valuation allowance                                                                           (20,442,000)          (8,523,000)
-----------------------------------------------------------------------   ----------------------------------------------------
Net deferred tax assets                                                                $                -      $             -
========================================================================  =====================================================

At March 31, 2001 and 2000, the Company established a 100% valuation allowance for the net deferred tax assets because management could not determine that it was more likely than not that the deferred tax assets could be realized. The increase in valuation allowance totaled $11,919,000 and $4,957,000 for fiscal 2001 and 2000, respectively. As of March 31, 2001, approximately $2,001,000 of the valuation allowance relates to deferred tax assets for which subsequently recognized tax benefits will be allocated directly to additional paid in capital as they relate to stock option transactions.

As of March 31, 2001, the Company has Federal net operating loss carryforwards
(NOLS) totaling approximately $38,055,000, which expire at various times through 2021. For State purposes, the Company has NOLS totaling approximately $18,753,000, which expire at various times through 2010. Utilization of a portion of the NOLS may be limited pursuant to Internal Revenue Code Section 382 due to ownership changes because they were acquired in connection with the purchase of Labyrinth. Also, should significant changes to the existing ownership of the Company occur, the annual amount of NOL carryforward available for future use would be further limited.

In addition, the Company has approximately $524,000 and $442,000 of Federal and State research and development tax credit carryforwards. The Federal credits expire at various times through 2020.

                                      U.S. Wireless Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements



A reconciliation of income taxes computed at the federal statutory tax rate to income tax expense at the effective income tax rate is as follows:


Years Ended March 31,                                                                     2001             2000
------------------------------------------------------------------------------------------------------------------------------
Federal statutory income tax (benefit) rate                                            (34.0)%          (34.0)%
Increases (decreases) resulting from:
State tax benefit, net of federal liability                                             (3.9)%           (4.9)%
Non deductible loss from unauthorized stock issuances                                      - %           12.9 %
Research and development tax credit carryforwards                                          - %           (3.7)%
Net change in valuation allowance                                                       37.9 %           28.5 %
Other                                                                                      - %            1.2 %
---------------------------------------------------------------------------  -------------------------------------------------

Effective income tax (benefit) rate                                                       (-)%             (-)%
============================================================================= ================================================

Note 8 - Stockholders' (Deficit) Equity

During fiscal 2000, the Company sold 318,400 shares of common stock to employee, officers and directors. Included in this amount are 40,000 shares which have been recharacterized as unauthorized share issuances as disclosed in Note 12. In addition 86,600 shares were sold to two entities that were included in the Company's investigation as described in Note 12. Accordingly, the issuance of these shares have also been classified as unauthorized stock issuances in these financial statements. In connection with this sale the Company recorded non-cash stock compensation expense of $295,100.

Preferred Stock - Private Placements

Series A - All of the outstanding shares of Series A Preferred Stock have been converted to common as of March 31, 2001. The Series A preferred stock carried a cumulative dividend at the rate of 6% per annum, payable in cash or shares of Series A upon the earlier of redemption or conversion to common shares. Holders of the Series A had the right to convert into shares of common stock at the rate of $2.95 per share, at any time commencing from issuance. The shares of Series A had no voting rights and carried a liquidation preference of $20 per share.

The Company recorded dividends on the Series A of $40,504 and $95,355 during fiscal years 2001 and 2000, respectively, of which $90,559 was unpaid as of March 31, 2001.

Series B - All of the outstanding shares of Series B Preferred Stock have been converted to common as of March 31, 2001. Each share of Series B carried a liquidation preference of $100 per share and was convertible into 100 shares of common stock. The Series B shareholders were also entitled to elect one member to the Company's Board of Directors.

The Company recorded a deemed dividend of $3,560,000 in fiscal 2000 related to the beneficial conversion price to common stock of $1.00 per share, which was at discount from the trading price of the Company's stock at the date of investment.

                                      U.S. Wireless Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements


Series C Preferred Stock

In May 2000, the Company authorized 150,000 shares of Series C Preferred Stock with a $.01 par value. In June 2000, the Company completed the sale of 112,500 shares of the $.01 par value Series C Preferred Stock at a price of $200 per share to American Tower Corporation (ATC). Proceeds of the Series C Preferred Stock, net of offering costs of approximately $1,441,000 were $21,059,006. This issue has a stated liquidation preference of $200 per share plus unpaid and accrued dividends, and is senior to all common stock. It is redeemable by the Company at a per share redemption price of $200 plus unpaid and accrued dividends at any time upon the earlier of June 1, 2004 or the date after the closing price for the Company's Common Stock has been at least $45 for a consecutive thirty-day period. Dividends are cumulative and payable semi-annually beginning June 1, 2000 at an annual rate of 6.5% per share. Each share of Series C Preferred Stock will convert into the number of shares of common stock equal to the liquidation value of $200 divided by the initial conversion price of $19.03 at any time at the holder's option. The Series C Preferred Shareholders have the right to vote on all matters voted on by the stockholders except the election the Board of Directors. However, they are allowed to elect one member of the Board of Directors until at least 50% of the shares of Series C Preferred Stock have been converted into shares of Common Stock. The Series C Preferred Stockholders are entitled to that number of votes equal to the number of shares of Common Stock that such holder is entitled to receive upon conversion of such of Series C Preferred Stock. The Series C Preferred Stockholders have the right to receive the kind and amount of securities or property receivable by common shareholders upon a consolidation, merger, sale or share exchange.



Note 9 - Stock Options and Stock Awards

The Company issues non-qualified common stock options to its employees, officers and directors, and to certain consultants performing services for the Company. Options granted to employees generally vest over three or four years, and expire five to ten years from the date of grant, or three to six months following termination of employment. In April 2001, the Company extended the term of all outstanding employee options from five years to ten years. Included in the options extended were 2.25 million options held by the Company's former Chief Executive Officer (see Note 12). Options granted to consultants generally vest immediately upon performance of the services required, or upon completion of a funding transaction (where the options are issued to placement agents), or over three years. These options typically expire three-to-five years from the date of grant.

                                      U.S. Wireless Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements


The following table summarizes transactions pursuant to the Company's non-qualified stock option agreements:

                                                                   Weighted
                                                           Average Exercise
                                                            Price Per Share                Outstanding
--------------------------------------------------------------------------------------------------------
March 31, 1999                                                  $     2.28                   4,950,500

    Granted                                                          15.55                   2,671,500
    Exercised                                                         2.29                    (719,912)
    Cancelled                                                         2.66                    (622,217)
--------------------------------------------------------------------------------------------------------

March 31, 2000                                                        7.89                   6,279,871

    Granted                                                          16.49                   1,717,418
    Exercised                                                         2.87                    (307,262)
    Cancelled                                                         5.25                    (152,500)
--------------------------------------------------------------------------------------------------------

March 31, 2001                                                  $    10.19                    7,537,527
========================================================================================================

Options outstanding and exercisable by exercise price at March 31, 2001 were as follows:


                                                            Outstanding                                  Exercisable
                                      -------------------------------------------------------- ---------------------------------
                                                                                   Weighted                        Weighted
                                                                  Remaining        Average                         Average
              Range Of                 Outstanding At March  Contractual Period    Exercise    Exercisable At
           Exercise Prices                   31, 2001             In Years          Price      March 31, 2001   Exercise Price
------------------------------------------------------------ -------------------------------------------------------------------
       $        2.00 -      3.49                4,039,041           2.27          $    2.10       3,716,884     $        2.07
                3.50 -     11.28                1,012,086           4.33               4.94         494,589              4.72
               11.29 -     25.00                1,268,650           4.33              20.11         152,987             25.06
               30.95 -     46.63                1,217,750           4.60              31.04         253,834             30.97
============================================================  ==================================================================
       $        2.00 -     46.63                7,537,527           3.27          $   10.19       4,618,294     $        4.71
============================================================  ==================================================================

At March 31, 2000, 4,267,705 options were exercisable at a weighted average exercise price of $2.37 per share.

In December 1997, the Company adopted the Senior Management Incentive Plan (the "Plan"). The Plan provides for the issuance of up to an aggregate of 500,000 shares of the Company's common stock upon exercise of stock options and other rights to officers, key employees, and consultants. As of March 31, 2001, no stock options, or other rights, have been issued under the Plan.

                                      U.S. Wireless Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements


Under SFAS 123, "Accounting for Stock Based Compensation", compensation associated with stock options issued to consultants is measured based on the estimated fair value of services received by the Company, or the fair value of the options issued by the Company, whichever is more reliably measurable. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes model with the following weighted average assumptions for grants in fiscal years 2001 and 2000, respectively: no dividend yield for any year; expected volatility of 135% and 111%; risk-free interest rates of approximately 5.5% and 6.0%; and expected lives of 3.0 and 4.0 years.

The Company issued 152,400 and 689,000 options to consultants and recorded $107,212 and $302,204 in related compensation expense for fiscal years 2001 and 2000, respectively.

If the Company had accounted for all options under the fair value provisions of SFAS 123, the Company's net loss would have increased to the following proforma amounts: fiscal 2001 - $46,889,333 and $2.39 per share, fiscal 2000 - $19,050,793 and $1.53 per share. The weighted average estimated fair value of the options granted was $11.92 and $19.74 per share during fiscal 2001 and 2000, respectively.


Note 10 - Commitments and Contingencies


Operating leases

The Company leases office facilities in California and Virginia under non-cancelable operating leases which expire at various dates through December 2005. The Virginia lease contains a one-year renewal provision and provides for a security deposit in the form of a $100,000 letter of credit, which was delivered to the landlord in fiscal 2001. Both leases also contain base rent escalation provisions. The Company also leases various rooftop-testing facilities.

At March 31, 2001, aggregate future minimum lease payments due under non-cancelable operating leases with terms greater than one year, are as follows:


Year ending March 31,                                                             Amount
----------------------------------------------------------------------------------------
2002                                                 $                           889,300
2003                                                                             531,200
2004                                                                             484,400
2005                                                                             195,900
----------------------------------------------------------------------------------------

Total minimum lease payments                         $                         2,100,800
========================================================================================

Rent expense was $969,966 and $314,190 for fiscal years 2001 and 2000, respectively.

                                      U.S. Wireless Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements


Capital leases

The Company leases equipment under a non-cancelable capital lease which expires in March 2003. At March 31, 2001, aggregate future minimum lease payments due under capital leases are as follows:

Year ending March 31,                                                                                                 Amount
----------------------------------------------------------------------------------------------------------------------------
2002                                                                                                   $              17,600
2003                                                                                                                  17,600
----------------------------------------------------------------------------------------------------------------------------

                                                                                                                      35,200
Less amounts representing interest                                                                                    (5,397)
----------------------------------------------------------------------------------------------------------------------------

Total future minimum lease payments, net                                                                              29,803
Less current portion due within one year                                                                             (14,663)
----------------------------------------------------------------------------------------------------------------------------
Long-term portion of capital lease obligations                                                         $              15,140
============================================================================================================================

Equipment, improvements, and fixtures include equipment under capital leases of $44,215 and $44,215, and accumulated amortization of $23,951 and $1,842 as of March 31, 2001 and 2000, respectively.

401(k) Plan

The Company sponsors a 401(k) Plan (the "Plan") covering eligible employees of the Company. Employees are eligible to participate in the Plan after completing one month of service. The Company's contributions to the Plan are discretionary, and are determined on a plan year-end basis which is December 31. The Company did not make contributions to the Plan during fiscal 2001 or 2000.

Note 11 - Legal Matters

On April 4, 2001, the Company reached a settlement agreement with two consultants and certain related entities (the "Consultants") who had filed a lawsuit against the Company, the CEO and the General Counsel in June 2000. As a result of the settlement agreement, the Company recorded a charge in the fourth quarter of fiscal 2001 of approximately $6.0 million, which includes cash payments of $1.5 million to be made during fiscal 2002.

In May 2000, the Company had commenced an action in California state court against the Consultants for failure to perform under the terms of a consulting agreement. The Company was seeking to recover damages, restricted stock and stock options issued to the Consultants pursuant to a restricted stock agreement and stock option agreements granting the Consultants a total of 918,000 shares of restricted stock, 550,800 of which had previously vested, and options to purchase 1.2 million shares of the Company's common stock, 1.1 million of which had not been exercised. In June 2000, the Consultants brought an action in federal court in California against the Company, the CEO and its General Counsel claiming the Company had breached its obligations under the restricted stock and stock option agreements. Thereafter, the Company brought its previous state claims as a counterclaim in the federal action and dismissed the state action.

                                      U.S. Wireless Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements


During March 2001, the parties engaged in settlement negotiations which led to the settlement agreement on April 4, 2001. Under the terms of the settlement agreement, the Company will make cash payments as follows: $500,000 on April 16, 2001; and $333,333 on each of July 1, 2001 and December 31, 2001, and will issue 1,032,800 shares of its common stock to the Consultants. The Company agreed to relinquish its claims against the 918,000 shares of restricted stock previously issued and the options to purchase 1.1 million shares of the Company's stock previously granted and to waive the exercise price with respect to the stock options. The parties agreed to release all claims and proceedings against each other. The Company has accrued $6.0 million related to this matter at March 31, 2001.

During fiscal 2000, two former employees, Mr. Mati Wax ("Wax") and Mr. Abraham Bar ("Bar"), filed suit against the Company seeking lost wages, stock options and unvested common stock as a result of their terminations. These former employees were also Labyrinth employee-shareholders (Note 3). During the third quarter of fiscal 2001, the Company recorded a provision for litigation settlement costs in the amount of $1,250,000, based upon the estimated loss to be incurred from these actions. The accrual was recorded because the actions had been settled in principal, pending the negotiation of the final terms and conditions of the settlement agreement. Subsequently, negotiations broke down over the final terms and conditions of the settlement agreement. On July 6, 2001, the American Arbitration Association rendered its award in the Wax case. The Company plans to appeal the award to the California Superior Court. The Company has attempted to reach a settlement with Mr. Bar, but has been unsuccessful to date. The Bar case has been set for arbitration in November 2001.

As a result of the award issued in the Wax case, the Company has accrued an additional $2,000,000 as litigation settlement costs during the fourth quarter ended March 31, 2001 to increase the reserve for its potential estimated liabilities for the Wax and Bar cases.

During fiscal 2001, a former board member filed an action in California State Court against the Company, its CEO, and its General Counsel claiming that the Company had breached its stock option agreement with the former director. During the third quarter of fiscal 2001, the Company entered into a settlement agreement with the former director and recorded a provision for litigation settlement costs of $350,000, representing the fair value of the stock that the Company agreed to give the former director pursuant to the settlement agreement.

The Company was served on May 1, 2001 with an action for breach of guaranty arising out of an alleged personal guaranty of the obligations of PlayCo Toys, Inc. ("PlayCo"), a subsidiary of American Toys, Inc., the predecessor of U.S. Wireless, Inc. The complaint alleges that PlayCo breached a lease obligation to Foothill Marketplace, which now seeks in excess of $500,000 in damages and attorneys fees. The Company is currently investigating the matter and is not currently able to estimate the possibility of loss, if any.

During July, 2001, several shareholder actions were filed against the Company arising out of recent announcements by the Company concerning the removal of the CEO and resignation of the General Counsel amid allegations of wrongdoing. The Company is not currently able to estimate the possibility of loss or range of loss, if any, for these actions.

                                      U.S. Wireless Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements


Note 12 - Related Party Transactions and March 31, 2000 Restatement

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

A former Board member, who resigned from the board in November 2000, is the managing director of Ocean Castle Investors, LLC a consultancy firm which the Company has used for investor relations services. As payment for those services the Company issued 50,000 options to Ocean Castle Investors during fiscal 2000. These options have an exercise price of $2.00 per share and expire during 2002. The fair value of these options totaling $41,207 was included in operating expenses.

The former Board member is also the Chief Executive Officer and Chairman of the Board of Global Technologies, Inc. which purchased 30,000 shares of the Series B Preferred Stock during fiscal year 1999, which was subsequently converted to 3,000,000 shares of common stock during fiscal year 2000.

Note 13 - Subsequent Events (unaudited) On July 12, 2001, the Company reached a settlement agreement with the Company's former CEO, who agreed to resign from the Company's Board of Directors and to return approximately 758,000 shares to the Company.
                                      F-27