Form 10KSB/A
period 2001-03-31
U S WIRELESS CORP
filed 2001-08-23
CIK 912083

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

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_].

The aggregate market value of the voting stock (consisting of Common Stock, par value $.01 per share) held by non-affiliates on May 25, 2001 was approximately $46,093,791 based upon the closing bid price for such Common Stock on said date ($2.91), as reported on the NASDAQ National Market System. On such date, there were 23,506,135 shares of Company's Common Stock outstanding.



ITEM 7.   FINANCIAL STATEMENTS

   See attached financial statements.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, we have duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this the 23rd day of August 2001.


                   U.S. WIRELESS CORPORATION


                  By: \s\ Dennis Francis
                     ----------------------------------------
                        Dennis Francis
                     Chief Executive Officer



                By: \s\ Donald Zerio
                   ------------------------------------------
                  Donald Zerio
                  Chief Financial Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, in the capacities and on the dates indicated.



             Date               Signature                                   Title
             ----               ---------                                   -----

                                 \s\ Dennis Francis              Chief Executive Officer
---------------------------------------------------------
                                     Dennis Francis


                                 \s\ Dale Stone                  President and Chief Operating
---------------------------------------------------------        Officer and Director
                                     Dale Stone


                                 \s\ Louis Golm                  Chairman of the Board of Directors
---------------------------------------------------------
                                     Louis Golm


                                 \s\ Barry West                  Director
---------------------------------------------------------
                                     Barry West


                                 \s\ David Robkin                Director
---------------------------------------------------------
                                     David Robkin


                                 \s\ James Eisenstein            Director
---------------------------------------------------------
                                     James Eisenstein

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



                                    BDO SEIDMAN, LLP


San Francisco, California
July 6, 2001

U.S. Wireless Corporation and Subsidiaries
Consolidated Balance Sheets





March 31,                                                                                       2001           2000
--------------------------------------------------------------------------------------------------------------------

Assets

Current Assets

    Cash and cash equivalents                                                           $ 13,830,793   $  5,311,209
    Costs and earnings in excess of billings (Note 4)                                        138,432        110,746
    Other current assets                                                                      25,662          9,969
--------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                      13,994,887      5,431,924
--------------------------------------------------------------------------------------------------------------------
Equipment And Fixtures (Note 6)                                                            2,783,910      1,299,193

Less Accumulated Depreciation                                                             (1,684,239)      (978,210)
--------------------------------------------------------------------------------------------------------------------
Equipment And Fixtures, net                                                                1,099,671        320,983
--------------------------------------------------------------------------------------------------------------------
Network Infrastructure Construction in Progress (Notes 2 and 6)                            7,732,624              -

Other Assets (Note 5)                                                                         85,361        151,300
--------------------------------------------------------------------------------------------------------------------
Total Assets                                                                            $ 22,912,543   $  5,904,207
====================================================================================================================




March 31,                                                                                       2001           2000
--------------------------------------------------------------------------------------------------------------------

Liabilities And Stockholders' (Deficit) Equity

Current Liabilities
    Notes payable, current portion (Note 6)                                             $  7,594,503   $          -
    Accounts payable                                                                       5,726,197        507,534
    Accrued expenses                                                                         782,842         77,089
    Accrued payroll taxes                                                                    945,700        530,000
    Dividends payable                                                                      1,323,172         50,055
    Accrued litigation settlement costs (Note 11)                                          9,422,290              -
    Capital lease obligations, current portion (Note 10)                                      14,663         11,059
--------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                 25,809,367      1,175,737

Notes payable, Less Current Portion (Note 6)                                                 312,544              -

Capital Lease Obligations, Less Current Portion (Note 10)                                     15,140         33,156
--------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                         26,137,051      1,208,893
--------------------------------------------------------------------------------------------------------------------

Commitments, Contingencies and Subsequent Events (Notes 2, 10, 11, 12 and 13)

Stockholders' (deficit) equity (Notes 6, 8, 9, 11 and 12)
    Series A preferred stock, convertible, 6% cumulative, $.01 par value,
       300,000 shares authorized; 20,000 shares issued and outstanding at March
       31, 2000 (liquidation preference of $400,000)                                               -            200
    Series B preferred stock, convertible, $.01 par value, 60,000 shares authorized;
       38,400 shares issued and outstanding at March 31, 2000 (liquidation
       preference of $3,840,000)                                                                   -            384
    Series C preferred stock, convertible, 6.5% cumulative, $.01 par value 150,000 shares authorized; 112,500 issued and outstanding at March 31, 2001
       (liquidation preference of $23,732,000)                                                 1,125              -
    Common stock, $.01 par value, 40,000,000 shares authorized, 21,373,335 and
       17,100,658 shares issued and outstanding; 1,566,720 and 1,615,680 of which
       are subject to vesting                                                                213,734        171,007
    Additional paid-in capital                                                            71,287,726     46,446,973
    Common stock subscribed                                                                        -         64,476
    Accumulated deficit                                                                  (74,727,093)   (41,987,726)
--------------------------------------------------------------------------------------------------------------------
Total Stockholders' (Deficit) Equity                                                      (3,224,508)     4,695,314
--------------------------------------------------------------------------------------------------------------------
Total Liabilities And Stockholders' (Deficit) Equity                                    $ 22,912,543   $  5,904,207
====================================================================================================================

              See accompanying notes to consolidated financial statements.

U.S. Wireless Corporation and Subsidiaries
Consolidated Statements of Operations



      Years ended March 31,                                     2001           2000
------------------------------------------------------------------------------------

Net revenues (Note 4)                                   $    212,262   $    249,178
                                                        ------------   ------------
Costs and expenses:
   Cost of revenues (Note 4)                                 274,844        265,445
   Research and development (Note 3)                      12,134,259      3,497,435
   Operating expenses                                     10,410,255      5,174,145
                                                        ------------   ------------
Total costs and expenses                                  22,819,358      8,937,025
                                                        ------------   ------------

Loss from operations                                     (22,607,096)    (8,687,847)

Other income (expense):
   Interest income, net                                      740,846        495,638
   Litigation settlement costs (Note 11)                  (9,600,000)            --
   Equity in loss of joint venture (Note 5)                       --       (390,208)
   Equity in loss of Mantra (Note 5)                              --       (127,235)
   Loss from unauthorized stock issuances (Note 12)               --     (5,331,114)
                                                        ------------   ------------
Net loss                                                 (31,466,250)   (14,040,766)

Dividends on Preferred Stock                              (1,273,117)    (3,691,848)
                                                        ------------   ------------
Net loss attributable to common shares                  $(32,739,367)  $(17,732,614)
                                                        ============   ============
Basic and diluted loss per common share
                                                              $(1.67)        $(1.42)
                                                        ============   ============

Weighted average number of common shares outstanding      19,639,932     12,445,253
                                                        ============   ============



              See accompanying notes to consolidated financial statements.

U.S. Wireless Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity



                                               Series A Preferred Stock     Series B Preferred Stock    Series C Preferred Stock
                                                                          ----------------------------------------------------------
Notes 6, 8, 9, 11 and 12                         Shares        Amount         Shares        Amount        Shares        Amount
------------------------------------------------------------------------------------------------------------------------------------

Balances, March 31, 1999                        70,000       $     700         50,000    $      500            -       $        -
------------------------------------------------------------------------------------------------------------------------------------
Amortization of unearned compensation                -               -              -             -            -                -
Common stock subscription                            -               -              -             -            -                -

Issuance of stock in connection with private
placement, including compensation expense of
$295,100                                             -               -         10,000           100            -                -
Conversion of preferred stock                  (50,000)           (500)       (21,600)         (216)           -                -

Retirement of non-vested, forfeited shares related
to minority interest acquisition                     -               -              -             -            -                -
Exercise of common stock options                     -               -              -             -            -                -

Other common stock sales, including compensation
expense of $41,791                                   -               -              -             -            -                -
Compensation related to stock option grants to
employees and consultants                            -               -              -             -            -                -

Vesting of shares related to
minority interest acquisition                        -               -              -             -            -                -
Increase in investment in joint venture              -               -              -             -            -                -
Unauthorized issuances of common stock               -               -              -             -            -                -
Deemed dividend for Series B Preferred Stock         -               -              -             -            -                -
Dividends on preferred stock                         -               -              -             -            -                -
Net loss                                             -               -              -             -            -                -
------------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2000                        20,000             200         38,400           384            -                -
Conversion of preferred stock                  (20,000)           (200)       (38,400)         (384)           -                -
Issuance of subscribed common shares                 -               -              -             -            -                -
Retirement of non-vested, forfeited shares related
to minority interest acquisition                     -               -              -             -            -                -
Exercise of common stock options                     -               -              -             -            -                -
Compensation related to stock option grants to
employees and consultants                            -               -              -             -            -                -
Issuance of stock for legal settlements              -               -              -             -            -                -
Issuance of warrants in conjunction
with promissory note                                 -               -              -             -            -                -
Issuance of Series C preferred stock in connection
with private placement                               -               -              -             -      112,500            1,125
Dividends on preferred stock                         -               -              -             -            -                -
Net loss                                             -               -              -             -            -                -
====================================================================================================================================
Balances, March 31, 2001                             -       $       -              -    $        -      112,500       $    1,125
====================================================================================================================================

              See accompanying notes to consolidated financial statements.

U.S. Wireless Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                              Common Stock          Additional     Unearned
Notes 6, 8, 9, 11 and 12                                   Shares      Amount    Paid-in Capital  Compensation
---------------------------------------------------------------------------------------------------------------
Balances, March 31, 1999                                 13,556,188   $ 135,563   $ 32,504,598     $ (244,958)
Amortization of unearned compensation                            --          --             --        244,958
Common stock subscription                                        --          --             --             --
Issuance of stock in connection with private
placement, including compensation expense of $295,100       278,400       2,784      1,568,826             --

Conversion of preferred stock                             2,498,982      24,990        (24,274)            --
Retirement of non-vested, forfeited shares related
to minority interest acquisition                           (413,103)     (4,131)            --             --

Exercise of common stock options                            366,960       3,669        847,280             --
Other common stock sales, including compensation
expense of $41,791                                          169,254       1,692        640,100             --
Compensation related to stock option grants to
employees and consultants                                    15,000         150      1,356,636             --
Vesting of shares related to
minority interest acquisition                                    --          --         71,585             --
Increase in investment in joint venture                          --          --        331,578             --

Unauthorized issuances of common stock                      628,977       6,290      5,590,644             --
Deemed dividend for Series B Preferred Stock                     --          --      3,560,000             --
Dividends on preferred stock                                     --          --             --             --
Net loss                                                         --          --             --             --
---------------------------------------------------------------------------------------------------------------
Balances, March 31, 2000                                 17,100,658     171,007     46,446,973             --

Conversion of preferred stock                             3,975,593      39,756        (39,172)            --
Issuance of subscribed common shares                         29,989         300         64,176             --
Retirement of non-vested, forfeited shares related
to minority interest acquisition                            (73,501)       (735)           735             --

Exercise of common stock options                            240,596       2,406        723,611             --
Compensation related to stock option grants to
employees and consultants                                        --          --      2,277,155             --

Issuance of stock for legal settlements                     100,000       1,000        340,667             --
Issuance of warrants in conjunction
with promissory note                                             --          --        415,700             --
Issuance of Series C preferred stock in connection
with private placement                                                              21,057,881
Dividends on preferred stock                                     --          --             --             --
Net loss                                                         --          --             --             --
---------------------------------------------------------------------------------------------------------------
Balances, March 31, 2001                                 21,373,335   $ 213,734   $ 71,287,726     $       --
---------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

U.S. Wireless Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                            -------------------    -------------------------------
                                                                 Common Stock         Accumulated
Notes 6, 8, 9, 11 and 12                                          Subscribed             Deficit         Total
-------------------------------------------------------------------------------    -------------------------------
Balances, March 31, 1999                                         $         --         $(24,291,605)  $  8,104,798
Amortization of unearned compensation                                      --                   --        244,958
Common stock subscription                                              64,476                   --         64,476
Issuance of stock in connection with private
placement, including compensation expense of $295,100                      --                   --      1,571,710
Conversion of preferred stock                                              --                   --             --
Retirement of non-vested, forfeited shares related
to minority interest acquisition                                           --                   --         (4,131)
Exercise of common stock options                                           --                   --        850,949
Other common stock sales, including compensation
expense of $41,791                                                         --                   --        641,792
Compensation related to stock option grants to
employees and consultants                                                  --                   --      1,356,786
Vesting of shares related to
minority interest acquisition                                              --                   --         71,585
Increase in investment in joint venture                                    --                   --        331,578
Unauthorized issuances of common stock                                     --                   --      5,596,934
Deemed dividend for Series B Preferred Stock                               --           (3,560,000)            --
Dividends on preferred stock                                               --              (95,355)       (95,355)
Net loss                                                                   --          (14,040,766)   (14,040,766)
-------------------------------------------------------------------------------    -------------------------------
Balances, March 31, 2000                                               64,476          (41,987,726)     4,695,314
Conversion of preferred stock                                              --                   --             --
Issuance of subscribed common shares                                  (64,476)                  --             --
Retirement of non-vested, forfeited shares related
to minority interest acquisition                                           --                   --             --

Exercise of common stock options                                           --                   --        726,017
Compensation related to stock option grants to
employees and consultants                                                  --                   --      2,277,155

Issuance of stock for legal settlements                                    --                   --        341,667
Issuance of warrants in conjunction
with promissory note                                                       --                   --        415,700
Issuance of Series C preferred stock in connection
with private placement                                                     --                   --     21,059,006
Dividends on preferred stock                                               --           (1,273,117)    (1,273,117)
Net loss                                                                   --          (31,466,250)   (31,466,250)
-------------------------------------------------------------------------------    -------------------------------
Balances, March 31, 2001                                         $         --         $(74,727,093)  $ (3,224,508)
-------------------------------------------------------------------------------    -------------------------------

         See accompanying notes to consolidated financial statements.

U.S. Wireless Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years ended March 31,                                                       2001             2000
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                $(31,466,250)  $(14,040,766)
Adjustments to  reconcile  net  loss  to  cash  used  for  operating activities:
   Loss due to unauthorized share issuances                                       --      5,331,114
   Stock based compensation expense                                        2,277,155      2,072,535
   Depreciation and amortization                                             706,029        542,000
   Non cash litigation settlement charges                                    341,667             --
   Non cash interest expense                                                  72,747             --
   Equity in losses of joint venture and Mantra                                   --        517,443
   Purchased research and development and compensation
   expense related to minority interest acquisition                               --         67,454

Increase (Decrease) from changes in assets and liabilities:
   Costs and earnings in excess of billings                                  (27,686)      (110,746)
   Other current assets                                                      (15,693)        (7,646)
   Other assets                                                               65,939       (118,000)
   Accounts payable                                                        6,468,663        171,993
   Accrued expenses                                                          705,753         77,089
   Accrued litigation settlement costs                                     9,422,290             --
   Accrued payroll taxes                                                     415,700        530,000
                                                                        ------------   ------------
          Net cash used for operating activities                         (11,033,686)    (4,967,530)
                                                                        ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and fixtures                                     (1,484,717)      (437,154)
   Capitalized construction in progress                                   (7,732,624)            --
   Advances to Mantra                                                             --        (69,114)
   Other                                                                          --       (142,818)
                                                                        ------------   ------------
          Net cash used for investing activities                          (9,217,341)      (649,086)
                                                                        ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock,
   net of offering costs                                                  21,059,006      1,000,000
   Proceeds from promissory note                                           7,000,000             --
   Proceeds from common stock subscribed                                          --         64,476
   Collection of stock subscription                                               --      2,300,000
   Proceeds from issuance of common shares                                        --      1,005,001
   Proceeds from exercise of common stock options                            726,017        854,479
   Preferred dividends paid                                                       --        (45,300)
   Payments on capital lease obligations                                     (14,412)       (39,119)
                                                                        ------------   ------------
         Net cash provided by financing activities                        28,770,611      5,139,537
                                                                        ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       8,519,584       (477,079)
Cash and cash equivalents, beginning of year                               5,311,209      5,788,288
                                                                        ------------   ------------
Cash and cash equivalents, end of year                                  $ 13,830,793   $  5,311,209
                                                                        ============   ============

Supplemental disclosure of cash flow information:
   Income taxes paid                                                    $      3,786   $     12,160
                                                                        ============   ============
   Interest paid                                                        $    396,782   $      8,949
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

U.S. Wireless Corporation and Subsidiaries
Consolidated Statements of Cash Flows

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

                 In connection with the issuance of the Series B Preferred Stock in fiscal 2000, the Company recorded a deemed dividend of $3,560,000 as a result of a beneficial conversion feature (see
                 Note 9).

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

                                        Number of Shares Convertible
                                  ----------------------------------------------
Fiscal Year                                  2001          2000
--------------------------------------  ----------------------------------------

Options                                   7,537,527     6,279,871
Preferred A Stock                                 -       135,593
Preferred B Stock                                 -     3,840,000
Preferred C Stock                         1,247,115             -
Contingent Shares Subject to Vesting      1,566,720     1,615,680
--------------------------------------  ----------------------------------------
                                         10,351,362    11,871,144
======================================  ========================================

U.S. Wireless Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

U.S. Wireless Corporation and Subsidiaries
Notes to Consolidated Financial Statements


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

Due to the unforeseen dismissal of the CEO in May 2001 and as a result the Company's decision to restate certain transactions in its prior historical financial statements (Note 12), the Company received a letter of determination halting its current trading on the Nasdaq exchange. As a result, the Company was delayed and compromised in its fund raising activity. In lieu of raising public equity, the Company is developing plans for private equity and/or strategic investment financing.

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

U.S. Wireless Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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


Note 5 - Other Assets

Other assets consist of the following:

March 31,                                                       2001       2000
--------------------------------------------------------------------------------

   Lease deposits                                             $85,361   $ 25,035
   Prepaid registration fees                                        -    118,000
   Investment in Mantra Technologies, Inc.                          -      8,265
    Investment in Wireless Technology, Inc.                         -          -
--------------------------------------------------------------------------------
   Total                                                      $85,361   $151,300
--------------------------------------------------------------------------------


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


Note 7 - Income Taxes

The major components of the deferred tax assets and liabilities are as follows:

March 31,                                                    2001          2000
-----------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                     $ 14,596,000   $ 6,496,000
   Litigation settlement costs                             4,045,000             -
   Accrued expenses                                          495,000       260,000
   Research and development tax credit carryforwards         966,000       966,000
   Stock-based compensation                                  802,000       786,000
   Other                                                     665,000       513,000
-----------------------------------------------------------------------------------
Gross deferred tax assets                                 21,569,000     9,021,000

Deferred tax liabilities:
   State income taxes                                     (1,127,000)     (498,000)
-----------------------------------------------------------------------------------
Net deferred tax assets before valuation allowance        20,442,000     8,523,000
Valuation allowance                                      (20,442,000)   (8,523,000)
-----------------------------------------------------------------------------------
Net deferred tax assets                                 $          -   $         -
-----------------------------------------------------------------------------------

U.S. Wireless Corporation and Subsidiaries
Notes to Consolidated Financial Statements


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

A reconciliation of income taxes computed at the federal statutory tax rate to income tax expense at the effective income tax rate is as follows:



Years Ended March 31,                                            2001     2000
-------------------------------------------------------------------------------

Federal statutory income tax (benefit) rate                    (34.0)%  (34.0)%
Increases (decreases) resulting from:
State tax benefit, net of federal liability                     (3.9)%   (4.9)%
Non deductible loss from unauthorized stock issuances              - %   12.9 %
Research and development tax credit carryforwards                  - %   (3.7)%
Net change in valuation allowance                               37.9 %   28.5 %
Other                                                              - %    1.2 %
-------------------------------------------------------------------------------

Effective income tax (benefit) rate                               (-)%     (-)%
-------------------------------------------------------------------------------


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

U.S. Wireless Corporation and Subsidiaries
Notes to Consolidated Financial Statements


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

U.S. Wireless Corporation and Subsidiaries
Notes to Consolidated Financial Statements


The following table summarizes transactions pursuant to the Company's non-qualified stock option agreements:

                                                                                 Weighted
                                                                         Average Exercise
                                                                          Price Per Share                               Outstanding
------------------------------------------------------------------------------------------------------------------------------------
March 31, 1999                                                                   $ 2.28                                   4,950,500

    Granted                                                                       15.55                                   2,671,500
    Exercised                                                                      2.29                                    (719,912)
    Cancelled                                                                      2.66                                    (622,217)
------------------------------------------------------------------------------------------------------------------------------------

March 31, 2000                                                                     7.89                                   6,279,871

    Granted                                                                       16.49                                   1,717,418
    Exercised                                                                      2.87                                    (307,262)
    Cancelled                                                                      5.25                                    (152,500)
------------------------------------------------------------------------------------------------------------------------------------

March 31, 2001                                                                   $10.19                                   7,537,527
------------------------------------------------------------------------------------------------------------------------------------



Options outstanding and exercisable by exercise price at March 31, 2001 were as follows:

                                                               Outstanding                                      Exercisable
                                          -------------------------------------------------------   --------------------------------
                                                                                        Weighted                        Weighted
                                                                      Remaining         Average                         Average
              Range Of                    Outstanding At March   Contractual Period     Exercise    Exercisable At
           Exercise Prices                      31, 2001              In Years           Price      March 31, 2001    Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
            $        2.00 -     3.49                4,039,041           2.27             $  2.10      3,716,884       $      2.07
                     3.50 -    11.28                1,012,086           4.33                4.94        494,589              4.72
                    11.29 -    25.00                1,268,650           4.33               20.11        152,987             25.06
                    30.95 -    46.63                1,217,750           4.60               31.04        253,834             30.97
=================================================================================================   ================================
            $        2.00 -    46.63                7,537,527           3.27             $ 10.19      4,618,294       $      4.71
=================================================================================================   ================================

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

At March 31, 2001, aggregate future minimum lease payments due under non-cancelable operating leases with terms greater than one year, excluding commitments due under the ATC master license agreement (see below), are as follows:


Year ending March 31,                                                     Amount
--------------------------------------------------------------------------------

2002                                                 $                   889,300
2003                                                                     531,200
2004                                                                     484,400
2005                                                                     195,900
--------------------------------------------------------------------------------

Total minimum lease payments                         $                 2,100,800
================================================================================

Rent expense was $969,966 and $314,190 for fiscal years 2001 and 2000, respectively.


Capital leases

The Company leases equipment under a non-cancelable capital lease which expires in March 2003. At March 31, 2001, aggregate future minimum lease payments due under capital leases are as follows:

Year ending March 31,                                                    Amount
--------------------------------------------------------------------------------

2002                                                       $             17,600
2003                                                                     17,600
--------------------------------------------------------------------------------

                                                                         35,200
Less amounts representing interest                                       (5,397)
--------------------------------------------------------------------------------

Total future minimum lease payments, net                                 29,803
Less current portion due within one year                                (14,663)
--------------------------------------------------------------------------------
Long-term portion of capital lease obligations             $             15,140
--------------------------------------------------------------------------------


Equipment, improvements, and fixtures include equipment under capital leases of $44,215 and $44,215, and accumulated amortization of $23,951 and $1,842 as of March 31, 2001 and 2000, respectively.


U.S. Wireless Corporation and Subsidiaries
Notes to Consolidated Financial Statements


License Agreements

Concurrent with the Series C private placement in May 2000, the Company entered into two agreements with ATC and its operating entities: a master license agreement and services agreement. Under the terms of the agreements, ATC will provide site licenses and services in connection with the Company's network build-out. Under the terms of the master license agreement, the Company is required to license a minimum of 1,000 tower facilities over a period of three years at rates starting at $450 per month for each facility. The license fee will be increased at a rate of 5% per year, beginning in the third year. If ATC has 10,000 tower facilities available by December 31, 2000, the Company will license 150 sites prior to the end of the first year, an additional 300 sites prior to the end of the second year and an additional 550 sites prior to the end of the third year. This commitment will increase in the event that the Company meets certain market milestones and ATC satisfies certain tower building or acquisition milestones. The term of the agreement is three years and contains certain commitment penalties if the Company does not meet the minimum 1,000 tower licenses as specified in the agreement. The penalties are also contingent on performance by ATC as to certain tower availability requirements. The commitment penalty is $7,200 per site per year for each year of the initial term of the site license agreements, applicable to each site below the minimums specified in the agreements. The term of each site license will be five years and will be extended for additional five-year periods unless the Company elects to terminate and so notifies ATC. Under the services agreement, ATC will provide network build-out services, including radio frequency design, radio frequency engineering, site identification, site acquisition and development, site zoning and permitting, site construction and installment management, and component purchases.


Future minimum annual payments due under the ATC master license agreement for commitment penalties, provided the Company is required by the terms of the agreement to enter into tower licenses and fails to perform said obligation, is as follows for years ended March 31:


Year ending March 31,                                                     Amount
--------------------------------------------------------------------------------

2002                                         $                         1,080,000
2003                                                                   3,240,000
2004                                                                   7,200,000
2005                                                                   7,200,000
2006                                                                   7,200,000
Thereafter                                                            10,080,000

--------------------------------------------------------------------------------

Total minimum penalty payments               $                        36,000,000
--------------------------------------------------------------------------------

As of May 31, 2001, the first anniversary of the Company's master license agreement with ATC, the Company had not licensed any towers and therefore may have become subject to penalties pursuant to the master license agreement. Potential penalties against the Company could total $1,080,000 payable within 30 days of May 31, 2001. As of August 19, 2001, the Company has not confirmed ATC's compliance with the tower availability requirement specified in the license agreement. No penalties have been paid to date.

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


U.S. Wireless Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

U.S. Wireless Corporation and Subsidiaries
Notes to Consolidated Financial Statements


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

U.S. Wireless Corporation and Subsidiaries
Notes to Consolidated Financial Statements



Note 13 - Subsequent Events (unaudited)

On July 12, 2001, the Company reached a settlement agreement with the Company's former CEO, who agreed to resign from the Company's Board of Directors and to return approximately 758,000 shares to the Company.